Form 10-Q
period 2010-12-31
Solo International, Inc
filed 2011-01-24
CIK 1501845

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-170096

SOLO INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7370 Primary Standard Industrial Classification Code Number	68-0680819 IRS Employer Identification Number

37 Kodenska Street
Malashevichi Maly

Biala Podlaska County

Poland 21540

Tel. +48-223897807

Fax. +48-224853519

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

1 | Page

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 24, 2011
Common Stock, $0.001	3,880,000

2 | Page

SOLO INTERNATIONAL, INC

FORM 10-Q

3 | Page

PART 1   FINANCIAL INFORMATION

SOLO INTERNATIONAL, INC

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2010

Report of Independent Registered Public Accounting Firm
Balance Sheets as of DECEMBER 31, 2010 (Unaudited) and SEPTEMBER 30, 2010
Statements of Operations (Unaudited) for the three months ended DECEMBER 31, 2010 and the period from Inception (APRIL 30, 2010) to DECEMBER 31, 2010
Statements of Cash Flows (Unaudited) for the three months ended DECEMBER 31, 2010 and from Inception (APRIL 30, 2010) to DECEMBER 31, 2010
Notes to the Financial Statements

4 | Page

Chang G. Park, CPA, Ph. D.

t 2667 CAMINO DEL RIO SOUTH PLAZA B t SAN DIEGO t CALIFORNIA 92108t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

_________________________________________________________________________

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Solo International, Inc.

We have reviewed the accompanying balance sheets of Solo International, Inc. (A Development Stage “Company”) as of December 31, 2010, and the related statements of operations, changes in stockholders’ equity, and cash flows for the three months ended November 30, 2010; and for the period from April 30, 2010 (inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Because of the Company’s current status and limited operations there is substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to its current status are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park__

Chang G. Park, CPA

January 24, 2011

San Diego, California

5 | Page

SOLO INTERNATIONAL, INC (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	DECEMBER 31, 2010 (Unaudited)	SEPTEMBER 30, 2010 (Audited)
ASSETS
Current Assets
Cash	$ 3,876	$ 21,660
Prepaid expense	8,889	-
Total current assets	12,765	21,660
Total assets	$ 12,765	$ 21,660
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Advance from related parties	$ 174	$ 174
Total current liabilities	174	174
Total liabilities	174	174
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,880,000 shares issued and outstanding	3,880	3,880
Additional paid-in-capital	18,320	18,320
Deficit accumulated during the development stage	(9,609)	(714)
Total stockholders’ equity	12,591	21,486
Total liabilities and stockholders’ equity	$ 12,765	$ 21,660

The accompanying notes are an integral part of these financial statements.

6 | Page

SOLO INTERNATIONAL, INC (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months ended DECEMEBER 31, 2010	From Inception (APRIL 30, 2010) to DECEMBER 31, 2010
Revenues	$ -	$ -
Expenses
Professional fee	7,440	7,440
General and administrative expenses	1,455	1,169
Total Expense	8,895	9,609

Net loss from operations	(8,895)	(9,609)
Net loss	(8,895)	$ (9,609)
Basic and Diluted Loss Per Common Share	$ (0.00)
Weighted Average Number of Common Shares Outstanding	3,880,000

The accompanying notes are an integral part of these financial statements.

7 | Page

SOLO INTERNATIONAL, INC (A DEVELOPMENT STAGE COMPANY) SATEMENTS OF CASH FLOWS (Unaudited)
	Three Months ended DECEMEBER 31, 2010	From Inception (APRIL 30, 2010) to DECEMBER 31, 2010
Cash Flows From Operating Activities
Net loss	$ (8,895)	$ (9,609)
Adjustments to reconcile net loss to net cash:
Changes in operating assets and liabilities
(Increase) decrease in prepaid expense	(8,889)	(8,889)
Net cash provided by (used in) operating activities	(17,784)	(18,498)
Cash Flows From Investing Activities
Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities
Loans from related parties - Directors and stockholders	-	174
Sale of common stock	-	22,200
Net cash provided by (used in) financing activities	-	22,374
Net increase (decrease) in cash and equivalents	(17,784)	3,876
Cash and equivalents at beginning of the period	21,660	-
Cash and equivalents at end of the period	$ 3,876	$ 3,876
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Non-Cash Activities	$ -	$ -

The accompanying notes are an integral part of these financial statements.

8 | Page

SOLO INTERNATIONAL, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

SOLO INTERNATIONAL, INC was founded in the State of Nevada on April 30, 2010. We are a Poland based corporation and intend to provide service in interior architectural design (lighting, acoustics, color coordination, furniture and textiles) in its targeted markets, which currently is Poland.

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through December 31, 2010, the Company has not generated any revenue and has accumulated losses of $9,609.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s fiscal year end is September 30.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $9,609  as of December 31,  2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Cash and Cash equivalents

For purposes of Statement of Cash Flows the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

9 | Page

SOLO INTERNATIONAL, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER  31, 2010

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended December 31, 2010.

Stock-based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

3. COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

On June 21, 2010, the Company issued 3,000,000 shares of common stock at a price of $0.001 per share, to its sole Director, for total cash proceeds of $3,000. On August 27, 2010, the Company issued 720,000 shares of common stock at a price of $0.02 per share for total cash proceeds of $14,400. On September 30, 2010, the Company issued 160,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $4,800.

During the period April 30, 2010 (inception) to September 30, 2010, the Company sold a total of 3,880,000 shares of common stock for total cash proceeds of $22,200.

10 | Page

SOLO INTERNATIONAL, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER  31, 2010

(Unaudited)

4. DUE TO RELATED PARTY

The Director loaned $174 to the Company.  The amount is due on demand, non-interest bearing and unsecured.

5. INCOME TAXES

As of December 31 2010, the Company had net operating loss carry forwards of $9,609 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

11 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

Solo International, Inc. was found in the State of Nevada on April 30, 2010. We are a Poland based corporation and operate an  interior architectural design business (programming and concept design, residential space planning, interior design, kitchen and bath design, decorating and color consultation, furniture and fixture acquisition, lighting design, start-to-finish project management) in Poland.  We plan to expand our services to North American market in the future if we have the available resources and growth to warrant it. We are a development stage company and cannot state with certainty whether we will achieve profitability. We do not have revenues, have minimal assets and have incurred losses since inception.  To date, our business operations have been limited to primarily, the development of a business plan and the signing of the service agreement with “TIRCARS” Sp. J. a private Polish company.

Interior design, which evolved from interior decoration, involves a multitude of technical, analytical, creative skills, and understandings of architectural elements. In Poland the profession of interior design encompasses those designers/architects who may specialize in residential and or commercial interior design.

Within residential design one can specialize in kitchen and bathroom design, universal design, design for the aged, multifamily housing amongst others. Other interior designers may dwell in the commercial or contract realm of interior space design. In addition to the above commercial interior designers may specialize in office design, healthcare design, hospitality design, retail design, workspace design, and sustainability. It is the intent of the professional interior designer to improve the psychological and physiological well-being of their clients. The professional interior designer achieves this by understanding their clients’ needs, seeking appropriate solutions, respecting their clients social, physical and psychological needs and applying them in a safe and ecologically sensitive manner that promotes the health, safety, and welfare of the clients.

We  provide the full range of interior architectural design services for both residential and commercial customers. Our design philosophy is simple, “design for the market”. No specific style or look is attributed to the firm, rather we  create a custom project for each client and get involved in research prior to beginning the actual design process, seeking to incorporate a geographical flavor into each project by the use of local craftsmen, artisans, and artists and involve ourselves in the custom design of architectural details, furniture, lighting, carpets, and fabrics.

12 | Page

Product Description. Interior Design Services.

 Our services in both commercial and residential interior architectural design include but are not limited to:

Commercial Design:

Office Design

Small Commercial Projects Design (financial and educational facilities)

Space Planning

Residential Design:

Programming and Concept Design

Residential Space Planning

Interior Design

Kitchen and Bath Design

Decorating & Color Consultation

Furniture & Fixture Acquisition

Custom Furniture & Cabinetry Design

Lighting Design

Start-to-Finish Project Management (residential)

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended December 31, 2010 Compared to the period from Inception (April 30, 2010) to December 31, 2010

Our net loss for the three month period ended December 31, 2010 was $8,895 compared to a net loss of $9,609 during the period from inception (April 30, 2010) to December 31, 2010. During the three month period ended December 31, 2010, we did not generate any revenue.

During the three month period ended December 31, 2010, we incurred  general and administrative expenses and professional fee of $8,895 compared to $9,609 incurred during the period from inception (April 30, 2010) to December 31, 2010. General and administrative and professional fee expenses incurred during the three month period ended December  31, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,880,000 for the three month period ended December 31, 2010.

13 | Page

Liquidity and Capital Resources

Three Month Period Ended December 31, 2010

As at December 31, 2010, our current assets were $12,765 compared to $21,660 in current assets at September 30, 2010. As at the three month period ended December 31, 2010, current assets were comprised of $3,876 in cash and $8,889 in prepaid expenses. As at December 31, 2010, our current liabilities were $174. Current liabilities were comprised of $174 in loan from director.

Stockholders’ equity decreased from $21,486 as of September 30, 2010 to $12,591 as of December 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended December 31, 2010, net cash flows used in operating activities was $17,784 consisting of a net loss of $8,895 and increase in prepaid expenses of $8,889. Net cash flows used in operating activities was $18,498 for the period from inception (April 30, 2010) to December 31, 2010.

Cash Flows from Investing Activities

For the three month period ended December 31, 2010, we did not generate any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended December 31, 2010, we did not generate any cash flows from financing activities. For the period from inception (April 30, 2010) to December 31, 2010, net cash provided by financing activities was $22,374 received from proceeds from issuance of common stock and loan from director.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

14 | Page

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our December 31, 2010 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December  31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

15 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

16 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLO INTERNATIONAL, INC
Dated: January 24, 2011	By: /s/ Yury Shcharbakou
Yury Shcharbakou, President and Chief Executive Officer and Chief Financial Officer

17 | Page