Form 10-Q
period 2011-03-31
Solo International, Inc
filed 2011-04-29
CIK 1501845

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 29, 2011
Common Stock, $0.001	3,880,000

2 | Page

SOLO INTERNATIONAL, INC

FORM 10-Q

3 | Page

PART 1   FINANCIAL INFORMATION

SOLO INTERNATIONAL, INC

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

MARCH 31, 2011

Report of Independent Registered Public Accounting Firm
Balance Sheets as of MARCH 31, 2011 (Unaudited) and SEPTEMBER 30, 2010
Statements of Operations (Unaudited) for the three and six months ended MARCH 31, 2011 and the period from Inception (APRIL 30, 2010) to MARCH 31, 2011
Statements of Cash Flows (Unaudited) for the six months ended MARCH 31, 2011 and from Inception (APRIL 30, 2010) to MARCH 31, 2011
Notes to the Financial Statements

4 | Page

Chang G. Park, CPA, Ph. D.

t 2667 CAMINO DEL RIO SOUTH PLAZA B t SAN DIEGO t CALIFORNIA 92108t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

_________________________________________________________________________

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Solo International, Inc.

We have reviewed the accompanying balance sheets of Solo International, Inc. (A Development Stage “Company”) as of March 31, 2011, and the related statements of operations, and cash flows for the three  and six months ended March 31, 2011; and for the period from April 30, 2010 (inception) through March 31, 2011. These financial statements are the responsibility of the Company’s management.

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

/s/ Chang G. Park__

Chang G. Park, CPA

April 29, 2011

San Diego, California

5 | Page

SOLO INTERNATIONAL, INC (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	MARCH 31, 2011 (Unaudited)	SEPTEMBER 30, 2010 (Audited)
ASSETS
Current Assets
Cash	$ 253	$ 21,660
Prepaid expense	6,389	-
Total current assets	6,642	21,660
Total assets	$ 6,642	$ 21,660
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Advance from related parties	$ 174	$ 174
Total current liabilities	174	174
Total liabilities	174	174
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,880,000 shares issued and outstanding	3,880	3,880
Additional paid-in-capital	18,320	18,320
Deficit accumulated during the development stage	(15,732)	(714)
Total stockholders’ equity	6,468	21,486
Total liabilities and stockholders’ equity	$ 6,642	$ 21,660

The accompanying notes are an integral part of these financial statements.

6 | Page

SOLO INTERNATIONAL, INC (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months ended MARCH 31, 2011	Six Months ended MARCH 31, 2011	From Inception (APRIL 30, 2010) to MARCH 31, 2011
Revenues	$ -	$ -	$ -
Expenses
Professional fee	2,200	9,700	9,700
General and administrative expenses	3,923	5,318	6,032
Total Expense	6,123	15,018	15,732

Net loss from operations	(6,123)	(15,018)	(15,732)
Net loss	(6,123)	(15,018)	$ (15,732)
Basic and Diluted Loss Per Common Share	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	3,880,000	3,880,000

The accompanying notes are an integral part of these financial statements.

7 | Page

SOLO INTERNATIONAL, INC (A DEVELOPMENT STAGE COMPANY) SATEMENTS OF CASH FLOWS (Unaudited)
	Six Months ended MARCH 31, 2011	From Inception (APRIL 30, 2010) to MARCH 31, 2011
Cash Flows From Operating Activities
Net loss	$ (15,018)	$ (15,732)
Adjustments to reconcile net loss to net cash:
Changes in operating assets and liabilities
(Increase) decrease in prepaid expense	(6,389)	(6,389)
Net cash provided by (used in) operating activities	(21,407)	(22,121)
Cash Flows From Investing Activities
Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities
Loans from related parties - Directors and stockholders	-	174
Sale of common stock	-	22,200
Net cash provided by (used in) financing activities	-	22,374
Net increase (decrease) in cash and equivalents	(21,407)	253
Cash and equivalents at beginning of the period	21,660	-
Cash and equivalents at end of the period	$ 253	$ 253
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Non-Cash Activities	$ -	$ -

The accompanying notes are an integral part of these financial statements.

8 | Page

SOLO INTERNATIONAL, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

SOLO INTERNATIONAL, INC was founded in the State of Nevada on April 30, 2010. We are a Poland based corporation and intend to provide service in interior architectural design (lighting, acoustics, color coordination, furniture and textiles) in its targeted markets, which currently is Poland.

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through March 31, 2011, the Company has not generated any revenue and has accumulated losses of $15,732.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s fiscal year end is September 30.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $15,732  as of March 31,  2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Cash and Cash equivalents

For purposes of Statement of Cash Flows the Company considers all highly liquid debt instruments purchased with a maturity date of six months or less to be cash equivalents.

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

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended March 31, 2011.

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

MARCH 31, 2011

 (Unaudited)

4. DUE TO RELATED PARTY

The Director loaned $174 to the Company.  The amount is due on demand, non-interest bearing and unsecured.

5. INCOME TAXES

As of March 31 2011, the Company had net operating loss carry forwards of $15,732 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

11 | Page

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

Six Month Period Ended March 31, 2011 Compared to the period from Inception (April 30, 2010) to March 31, 2011

Our net loss for the six month period ended March 31, 2011 was $15,018 compared to a net loss of $15,732 during the period from inception (April 30, 2010) to March 31, 2011. During the six month period ended March 31, 2011, we did not generate any revenue.

During the six month period ended March 31, 2011, we incurred general and administrative expenses $9,700 and professional fee of $5,318 compared to $9,700 and 6,032 incurred during the period from inception (April 30, 2010) to March 31, 2011. General and administrative and professional fee expenses incurred during the six month period ended March  31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,880,000 for the six month period ended March 31, 2011.

13 | Page

Liquidity and Capital Resources

Six Month Period Ended March 31, 2011

As at March 31, 2011, our current assets were $6,642 compared to $21,660 in current assets at September 30, 2010. As at ended March 31, 2011, current assets were comprised of $253 in cash and $6,389  in prepaid expenses. As at March 31, 2011, our current liabilities were $174. Current liabilities were comprised of $174 in loan from director.

Stockholders’ equity decreased from $21,486 as of September 30, 2010 to $6,468 as of March 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended March 31, 2011, net cash flows used in operating activities was $21,407 consisting of a net loss of $15,018 and increase in prepaid expenses of $6,389. Net cash flows used in operating activities was $22,121 for the period from inception (April 30, 2010) to March 31, 2011.

Cash Flows from Investing Activities

For the six month period ended March 31, 2011, we did not generate any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended March 31, 2011, we did not generate any cash flows from financing activities. For the period from inception (April 30, 2010) to March 31, 2011, net cash provided by financing activities was $22,374 received from proceeds from issuance of common stock and loan from director.

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

Going Concern

The independent auditors' review report accompanying our March 31, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended March  31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

23.1 Consent of Chang G. Park, CPA

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

SOLO INTERNATIONAL, INC
Dated: April 29, 2011	By: /s/ Yury Shcharbakou
Yury Shcharbakou, President and Chief Executive Officer and Chief Financial Officer

17 | Page