Form 10-K
period 2011-09-30
Solo International, Inc
filed 2012-01-13
CIK 1501845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

   FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

SOLO INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-170096	68-0680819
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
871 Coronado Center Drive Suite 200 Henderson, NV 89052 (Address of principal executive offices)
(702) 330-3285

(Registrant’s Telephone Number)

Suite 2500
1155 Boul Rene-Levesque West,
Montreal, Quebec H3B 2K4
(Former address of principal executive offices)

Copy of all Communications to:
Carrillo Huettel, LLP
3033 Fifth Avenue, Suite 400
San Diego, CA 92103
Phone: 619-546-6100
Fax: 619-546-6060

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer            ☐                                                                          Accelerated Filer                      ☐

Non-Accelerated Filer               ☐                                                                        Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2011 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of January 9, 2012, there were 388,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;
•	Economic, competitive, demographic, business and other conditions in our local and regional markets;
•	Changes or developments in laws, regulations or taxes in our industry;
•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	Competition in our industry;
•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
•	Changes in our business strategy, capital improvements or development plans;
•	The availability of additional capital to support capital improvements and development; and
•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “SLIO”, “SOLO”, “we”, “us” and “our” are references to Solo International, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.              BUSINESS

History of the Company

    We were incorporated in the State of Nevada on April 30, 2010.  Our original business plan was to operate an interior architectural design business in Poland, including programming and concept design, residential space planning, interior design, kitchen and bath design, decorating and color consultation, furniture and fixture acquisition, lighting design, start-to-finish project management.  Due to a lack of revenue from our interior design services, towards the end of September 2011, we abandoned the original business plan and began seeking out potential mineral properties to acquire. We decided to enter the mining business because we were seeking out viable and feasible options to create value for our shareholders. After conducting independent research on the feasibility of discovering and exploiting commercially recoverable amounts of ore, we determined that staking and exploring potential mineral claims could be an excellent long-term investment strategy that could potentially lead to lucrative business opportunities. Accordingly, we refocused the Company's business direction to include a new business plan based on the exploration of mineral claims. We are conducting business through our wholly-owned subsidiary, 9252-4768 Quebec Inc., as further described below.

Subsequent Developments

    On October 13, 2011, the Company filed a Certificate of Change (the “Certificate of Change”) with the Nevada Secretary of State effectuating a 100 for 1 forward stock split of the issued and outstanding common stock of the Company. Additionally, as a result of the Certificate of Change, the Company increased the authorized number of common shares from seventy-five million (75,000,000) to nine hundred million (900,000,000) shares, par value $0.001 per share.

    On November 15, 2011, the Company through its wholly-owned subsidiary, which was unnamed at the time (the “Optionee”), entered into a Property Option Agreement (the “Option Agreement”) with 9228-6202 Quebec Inc. (the “Optionor”), whereby the Optionee was granted the exclusive option (the “Option”) to acquire an undivided 100% right, title and interest in and to certain mineral claims located in Portland Township, Outaouais, Quebec, which consists of 2 mineral claims (CDC2261871(the “Philadelphia Claim”) and CDC2318741(an unnamed claim, the “Second Claim”)) totaling approximately 120 hectares currently staked and recorded (collectively the "Property"). On December 20, 2011, the Optionee and Optionor executed an Addendum to the Option Agreement (the “Addendum”), which incorporated all of the terms and conditions of the original Option Agreement and identified the Optionee subsidiary by its current name, 9252-4768 Quebec Inc.

    To fully exercise the Option and acquire an undivided 100% right, title and interest in and to the Property, the Optionee must: 1) pay an aggregate sum of two hundred five thousand dollars ($205,000) to Optionor (the “Cash Payments”); 2) incur an aggregate of at least sixty-five thousand dollars ($65,000) of expenditures on or with respect to the Property (the “Expenditures”); and 3) issue to Optionor an aggregate number of restricted shares of common stock of the Company (the “Stock Issuances”) equal to twenty thousand US dollars ($20,000), as further set forth in the Option Agreement.  The Cash Payments, Expenditures and Stock Issuances are herein collectively referred to as the “Option Price” and shall be paid as follows:

Cash Payments:  The Optionee shall pay the Cash Payments to Optionor in the following amounts and by the dates described below:

i.	$50,000 within 2 business days of the execution of this Option Agreement (the “First Option Payment”);
ii.	$70,000 within 30 days following the First Option Payment (the “Second Option Payment”);

iii.	$70,000 within 30 days following the Second Option Payment (the “Third Option Payment”);
iv.	$15,000 within 30 days following the Third Option Payment (the “Fourth Option Payment”);

Expenditures:  The Optionee shall incur Expenditures on or with respect to the Property in the following amounts and by the dates described below:

i.	Incurring exploration expenditures on the Property of not less than $65,000 prior to the first anniversary of the execution of the Option Agreement;

Stock Issuances: The Optionee shall issue an aggregate number of restricted shares of common stock of the Company equal to twenty thousand US dollars ($20,000) pursuant to the terms and conditions of the Option Agreement.

    Upon satisfaction of the foregoing terms and conditions, the Optionee will have fully exercised the Option and will have acquired an undivided 100% right, title and interest in and to the Property, subject to certain royalties reserved to Optionor per the terms of the Option Agreement, and in and to any resulting mineral permits or leases. If the Optionee fails to deliver or pay the Option Price within the time periods set forth above, the Option and the Option Agreement shall terminate 30 days after Optionor provides written notice to the Optionee of such failure, during which time the Optionee may deliver or pay the consideration overdue and therefore maintain the Option in good standing.  As of the date of this Annual Report on Form 10-K (the “Report”), the Optionee has paid the First and Second Option Payments to Optionor.

Our Proposed Business

    As of the date of this Report, we are an exploration stage company engaged in the acquisition and exploration of mineral properties, with a focus on the country of Canada.  We have not yet commenced operations beyond organizing the company, incorporating our subsidiary 9252-4768 Quebec Inc., acquiring our first mineral Property, and beginning to develop our plan of operations and.  At this point, we are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals for discovering the presence of these minerals, and their extent.

    Our proposed exploration program may not result in the discovery of commercially exploitable reserves of valuable minerals.  Exploration for minerals is a speculative venture involving substantial risk. The probability of any mineral property ever having commercially exploitable reserves is unlikely, and it is probable that this Property may not contain any commercially exploitable reserves. If we are unable to find reserves of valuable minerals or if we cannot remove the minerals either because we do not have the capital to do so, or because it is not economically feasible to do so, then we will cease operations relating to the Property and we will attempt to seek out alternate properties. In the event that we cease operations relating to the Property, any funds received by the Company will be used to pay our working capital expenses and potential investors likely lose their investment in the Company.

    Because we are an exploration stage company, there is no assurance that commercially viable mineral deposits exist on the Property, and a great deal of further exploration will be required before a final evaluation is made as to the economic viability of the Property. To date, we have no known reserves of any type of mineral on the Property and we have not discovered economically viable mineral deposits on the Property, and there is no assurance that we will discover such deposits.

    If we decide to stop further exploration of the Property, we may seek to acquire other exploration properties. Any such acquisition(s) will involve due diligence costs in addition to the acquisition costs. We will also have an ongoing obligation to maintain our periodic filings with the appropriate regulatory authorities, which will involve legal and accounting costs. In the event that our available capital is insufficient to acquire an alternative resource property and sustain minimum operations, we will need to secure additional funding or else we will be compelled to discontinue our proposed business.

    If commercially marketable quantities of valuable mineral deposits exist on the Property and sufficient funds are available, we will evaluate the technical and financial risks of mineral extraction, including an evaluation of the economically recoverable portion of the deposits, market rates for the minerals, engineering concerns, infrastructure costs, finance and equity requirements, safety concerns, regulatory requirements and an analysis of the Property from initial excavation all the way through to reclamation. After we conduct this analysis and determine that a given mineral deposit is worth recovering, we will begin the development process. Development will require us to obtain a processing plant and other necessary equipment including equipment to extract, transport and store the minerals.

The Property

    The Philadelphia Claim is a 59.96 hectare claim with no exploration restriction located 3.6 km NE of Notre Dame-de-la-Salette (45° 46’ 04”N 75° 35’ 07”W), a small village of 745 people located in the Outaouais region of Quebec, and has an easy road access as it is 170 meters off of a main road.  The Philadelphia Claim is currently recorded with the Ministere of Natural Resources Quebec. The claim gives the holder an exclusive right to search for mineral substances in the public domain, except sand, gravel, clay and other loose deposits, on the land subjected to the claim.

The Philadelphia Claim was obtained by map designation, henceforth the principal method for acquiring a claim, and the Philadelphia Claim was registered on November 29, 2010. The term of a claim is two years, from the day the claim is registered and it can be renewed indefinitely providing the holder meets all the conditions set out in the Mining Act, including the obligation to invest a minimum amount required in exploration work determined by regulation. The Act includes provisions to allow any amount disbursed to perform work in excess of the prescribed requirements to be applied to subsequent terms of the claim. The Philadelphia Claim registration is set to expire on November 28, 2012, unless it is renewed.  Recent assessments of several areas near Notre Dame-de-la-Salette indicate recoverable deposits of apatite in the Philadelphia Claim previously mined in the late 1800’s. There are several other old mines near this location: McLaren, Lac Tamo, Craft, North Star and Chapleau.

Philadelphia Claim

The region surrounding Notre Dame-de-la-Salette, including the Buckingham region is a failed rift zone (aulacogen) corridor, which is a favorable environment for the presence of carbonatite. Apatite and REE’s are associated and often concentrated in carbonatites and associated alkaline rocks. REE’s are also demonstrated by the presence of the Oka pyrochlore-rich carbonatite deposit. Such concentration of REE’s in apatite may be interpreted as an alteration of carbonatite metasomatic ore-fluids.

The Philadelphia Claim is a past apatite (phosphor) producer; the production stage was carried out from 1880 to 1884 and about 2,000 tons of rocks were extracted from the Philadelphia Claim.  The main pit is 13 by 5 meters large and 30 meters deep.  The apatite is found within pyroxenite, gneiss and quartzite units which are part of the Grenville Group and is in a NE-SW oriented lode.  The dimensions of the prospect are unknown.  The mineralization is massive and consists of green and red apatite with micas. This apatite deposit seems to originate from an alteration around a pegmatite intrusion.  It seems to be caused by the dissolution of phosphor into limestone and its re-concentration in the current deposit.

The Second Claim is currently recorded with the Ministere of Natural Resources Quebec. The Second Claim was also obtained by map designation, henceforth the principal method for acquiring a claim, and the Second Claim was registered on October 19, 2010. The term of the claim is two years, from the day the claim is registered and it can be renewed indefinitely providing the holder meets all the conditions set out in the Mining Act, including the obligation to invest a minimum amount required in exploration work determined by regulation. The Act includes provisions to allow any amount disbursed to perform work in excess of the prescribed requirements to be applied to subsequent terms of the claim. The Second Claim registration is set to expire on October 18, 2012, unless it is renewed.

Work to be done on the Property includes some geological mapping of the apatite units and sampling of different zones to evaluate the apatite grade and the presence of REE’s.  Channel sampling could then be done for a better evaluation of the grades while testing some extraction techniques for future exploitation.  Drilling would evaluate the depth of the mineralization.  Finally, prospecting around the deposit could also reveal new zones of interest.

Glossary of Technical Geological Terms

The following defined geological terms are used in this Report:

Term	Definition
Alkali:	A soluble salt consisting largely of potassium or sodium carbonate.
Alkaline:	Having the properties of an alkali, or containing alkali; having a pH greater than 7.
Apatite:	A mineral consisting of calcium phosphate with some fluorine, chlorine, and other elements.
Carbonate:	A salt of carbonic acid, characterized by the presence of the carbonate ion.
Carbonatite:	Intrusive or extrusive igneous rocks defined by mineralogic composition consisting of greater than 50 percent carbonate.
Crystalline:	Having the structure and form of a crystal; composed of crystals.
Extrusive:	Relating to or denoting rock that has been extruded at the earth's surface as lava or other volcanic deposits.
Igneous Rock:	A rock relating to, resulting from, or suggestive of the intrusion or extrusion of magma or volcanic activity.
Intrusive:	Igneous rocks that crystallize below Earth's surface.
Gneiss:	A layered or banded crystalline metamorphic rock the grains of which are aligned or elongated into a roughly parallel arrangement.
Lode:	A classic vein, ledge, or other rock in place between definite walls.
Metallurgical:	Of or relating to metallurgy.
Metallurgy:	A domain of materials science and of materials engineering that studies the physical and chemical behavior of metallic elements and their mixtures, which are called alloys.
Metamorphic Rock:	Rock altered by pressure or heat.
Metasomatism:	The chemical alteration of a rock by hydrothermal and other fluids.
Mica:	Any of a group of chemically and physically related aluminum silicate minerals, common in igneous and metamorphic rocks.
Mineralization:	The concentration of metals and their chemical compounds within a body of rock.
Mafic:	Describes a silicate mineral or rock that is rich in magnesium and iron.
Mineralized Material:	Projection of mineralization in rock based on geological evidence and assumed continuity.
Ore:	A type of rock that contains minerals with important elements including metals. The ores are extracted through mining; these are then refined to extract the valuable element(s).
Pegmatite:	A coarsely crystalline granite or other igneous rock with crystals several centimeters in length.
Pyroxene:	Any of a large class of rock-forming silicate minerals, generally containing calcium, magnesium, and iron.
Pyroxenite:	Ultramafic igneous rock consisting essentially of minerals of the pyroxene group.
Quartz:	A very hard mineral composed of silica, SiO2, found worldwide in many different types of rocks, including sandstone and granite.
Quartzite:	An extremely compact, hard, granular rock consisting essentially of quartz.
Reserve:
(For the purposes of this Report): That part of a mineral deposit, which could be economically and legally extracted or produced. Reserves consist of:

Proven (Measured) Reserves: Reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well-defined that size, shape, depth and mineral content of reserves are well-established.

Probable (Indicated) Reserves: Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Rift Zone:	A large area of the earth in which plates of the earth's crust are moving away from each other, forming an extensive system of fractures and faults.
Silica:	A hard, unreactive, colorless compound, SiO2, that occurs as the mineral quartz and as a principal constituent of sandstone and other rocks.
Silicate:	Any of numerous compounds containing silicon, oxygen, and one or more metals.
Ultramafic:	Relating to or denoting igneous rocks composed chiefly of mafic minerals.
Vein:	A fracture that has been filled with mineral material.
Volcanic:	Characteristic of, pertaining to, situated in or upon, formed in, or derived from volcanoes.

Plan of Operation

We plan to implement the following initial exploration program consisting of three phases. We plan to conduct mineral exploration activities on the Property to assess whether the Property contains mineral reserves capable of commercial extraction.  To date, we have not identified any commercially exploitable reserves of minerals on the Property.

We plan to commence the first phase (Phase I) of the exploration program on the Property during the first to second calendar quarter of 2012.  Phase I work will consist of retaining consultant(s) to conduct exploration activities on the Property, including: geological mapping, geological prospecting, assaying and information review. Geological mapping involves plotting previous exploration data relating to a property area on a map in order to determine the best property locations to conduct subsequent exploration work.  Geological prospecting involves analyzing rocks on the property surface in order to discover indications of potential mineralization. All samples gathered will be sent to a laboratory where they are crushed and analyzed for mineral content. Assaying is the chemical analysis of a substance to determine its components.  We expect Phase I to take approximately 60 days to complete and an additional month for the consulting geologist to receive the lab results from these activities and prepare an analytic report. We have estimated the cost of Phase I to be approximately $66,000.

If Phase I proves successful in identifying mineral deposits on the Property and we have sufficient funds to continue, we intend to proceed with the second phase (Phase II) of the program as soon as practicable upon completion of Phase I. In Phase II, we will retain a consultant(s) to begin trenching, surveying localized soils, and detailed sampling of historic zones.  Trenching is the process of turning over land to uncover underlying material.  Soil surveying is the systematic examination, description, classification, and mapping of soils in an area.  The objective of sampling in mineral processing is to estimate grades and contents of sample soils, rocks, and other discovered materials.  The estimated cost of Phase II is between $37,000 and $59,500, depending on the level of our activities during this phase and the funds available. It will take approximately 50 days to complete Phase II and an additional month for the consulting geologist to receive the lab results from these activities and prepare an analytic report.  We expect to commence work on Phase II between the second and third calendar quarter of 2012, subject to the availability of funds.

After all surveys and initial samples have been collected and positive results have been obtained from such activities, we expect to begin the third phase (Phase III) of the program around the fourth calendar quarter of 2012, assuming we have adequate funds to continue our operations.  Phase III will consist of retaining a consultant(s) to conduct core sampling and analysis.  Core sampling is the process of drilling holes to a depth of up to 100 feet in order to extract a sample of earth. Depending on the availability of funds, we intend to drill a minimum of 16 holes to a depth of 100 feet each (totaling 1,600 linear feet) and a maximum of 32 holes to a depth of 100 feet each (totaling 3,200 linear feet). We anticipate that it will take between one to three months to drill 16-32 holes to a depth of 100 feet each.  Our estimated costs for drilling is approximately $20.00 per foot; thus to drill 16 holes to a depth of 100 feet, it will cost approximately $32,000 and to drill 32 holes to a depth of 100 feet, it will cost approximately $64,000.  Additionally, we will pay a consultant(s) up to a maximum of $5,000 per month for his or her services during Phase III.  We anticipate that it will take between one to three months to conduct Phase III; thus, we will pay the consultant(s) a minimum of $5,000 and a maximum of $15,000.

As part of Phase IIII, after core sampling, the consultant(s) will analyze the samples collected from the core drilling. The total estimated cost for analyzing the core samples is $3,500, and we estimate this process will take approximately 30 days. The core samples will be tested to determine if mineralized material is located on the Property. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Outaouais, Quebec. We have not selected any such persons as of the date of this Report.  Based upon the tests of the core samples, we will determine if we will terminate operations, proceed with additional exploration of the Property, or develop the Property. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the funds or because it is not economically feasible to proceed, we will cease operations.

Total maximum expenditures for the exploration of the Property over the next 12 months are expected to range from approximately $143,500 to $208,000. If Phase I proves to be successful and sufficient funds are available after completion of such Phase, we will continue with Phase II and so on until funds are no longer available.  In the event we have enough money to begin but not to complete one of the Phases, we will cease operations until we raise more money. If we cannot or do not raise sufficient money to complete one or more Phases, or if our exploration activities are not successful, we will discontinue exploration of the Property and any funds spent on exploration will likely be lost.

Phase	Exploration Activities	Anticipated Timeframe	Cost
Phase 1	Retention of consultant(s) to conduct: Geological Mapping, Geological Prospecting, Assaying and Information Review.	Expected to begin between the first and second calendar quarter of 2012 (dependent on funding).	$66,000
Phase II	Retention of consultant(s) to conduct: Trenching, Surveying of Localized Soil, and Detailed Sampling and Mapping of Historic Zones.	Expected to begin between the second and third calendar quarter of 2012 (dependent on funding and the results of Phase I activities).	$37,000 – $59,500
Phase III	Retention of consultant(s) to conduct: Core sampling and analysis of samples derived from core sampling.	Expected to begin in the fourth calendar quarter of 2012 (dependent on funding and the results of Phase I and Phase II activities).	$40,500 - $82,500 (dependent on the number of holes drilled and the duration of consultant’s services)
TOTAL			$143,500 – $208,000

Quality Assurance/Quality Control

The data obtained from our exploration program will consist of survey data, sampling data, and assay results. Quality Assurance / Quality Control (QA/QC) protocols will be in place at the mining site and at the laboratory to test the sampling and analysis procedures.

The Company will utilize statistical methodologies to calculate mineral reserves based on interpolation between and projection beyond sample points. Interpolation and projection are limited by certain factors including geologic boundaries, economic considerations and constraints to safe mining practices. Sample points will consist of variably spaced drill core intervals obtained from drill sites located on the surface and in underground development workings. Results from all sample points within the mineral reserve area will be evaluated and applied in determining the mineral reserves.

Samples will be sent to a laboratory for analyses.  The samples will be under a strict monitoring and tracking system from log-in to completion. Samples will be logged-in immediately upon receipt and carefully checked for any special handling that may be needed. All analytical procedures, sample handling, and preservation techniques used will strictly adhere to those approved by the Canadian Environmental Protection Act Environmental Registry (“CEPA Registry”), where applicable.  To test assay accuracy and reproducibility, pulps from core samples will be submitted and then resubmitted for analysis and compared. To test for sample errors or cross-contamination, blank core (waste core) samples will be submitted with the mineralized samples and compared.  Reference samples from the CEPA Registry or from private sources will also be tested with every set of samples to provide an additional measure of accuracy.

The QA/QC protocols will be practiced on both resource development and production samples. The data will be entered into a 3-dimensional modeling software package and analyzed to produce a 3-dimensional solid block model of the resource. The assay values will be further analyzed by a geostatistical modeling technique to establish a grade distribution within the 3-dimensional block model. Dilution will then be applied to the model and a diluted tonnage and grade will be calculated for each block. Mineral and waste tons, contained ounces and grade will then be calculated and summed for all blocks. A percent mineable factor based on historic geologic unit values will be applied and the final proven reserve tons and grade will be calculated.

The Company will review its methodology for calculating mineral reserves on an annual and as-needed basis. Conversion, an indicator of the success in upgrading probable mineral reserves to proven mineral reserves, will be evaluated as part of the reserve process. The review will examine the effect of new geologic information, changes implemented or planned in mining practices and mine economics on factors used for the estimation of probable mineral reserves. The review will include an evaluation of the Company’s rate of conversion of probable reserves to proven reserves.

The Industry
Quebec has what may be large deposits of apatite, the parent mineral for rare earth elements (“REE”).  REE’s are a collection of seventeen (17) chemical elements in the periodic table, namely scandium, yttrium and the fifteen (15) lanthanides.  They are commonly used for high tech applications, alternative energy technologies, and defense technologies.  For example, REE’s are used in wind power generation, fuel cells, rechargeable batteries, hydrogen storage, radar deflection, stealth detection, night vision and permanent magnets used in electric and electric-hybrid vehicles.  Generally, REE’s cannot be replaced by an alternative, making them virtually essential to our technological world.  Deposits of REE’s in high concentrations are relatively rare.

REE’s are moderately abundant in the earth’s crust, some even more abundant than copper, lead, gold, and platinum.  While more abundant than many other minerals, REE’s are not concentrated enough to make them easily exploitable economically. China is the current global leader in supplying REE’s.

Rare Earth Elements: World Production and Reserves - 2009
Country	Mine Production (metric tons)	% of total	Reserves (million metric tons)	% of total	Reserve Base (million metric tons)(1)	% of total
United States	none		13.0	13	14.0	9.3
China	120,000	97	36.0	36	89.0	59.3
Russia			19.0	19	21.0	14
(and other former
Soviet Union countries)
Australia			5.4	5	5.8	3.9
India	2,700	2	3.1	3	1.3	1
Brazil	650		small
Malaysia	380		small
Other	270		22.0	22	23	12.5
Total	124,000		99.0		154
Source: U.S. Department of the Interior, Mineral Commodity Summaries, USGS, 2010.
1.	Reserve Base is defined by the USGS to include reserves (both economic and marginally economic) plus some subeconomic resources (i.e., those that may have potential for becoming economic reserves).

World demand for REE’s is estimated at 134,000 tons per year, with global production around 124,000 tons annually. The difference is covered by previously mined above ground stocks. World demand is projected to rise to 180,000 tons annually by 2012, while it is unlikely that new mine output will close the gap in the short term.  By 2014, global demand for REE’s may exceed 200,000 tons per year. China’s output may reach 160,000 tons per year (up from 130,000 tons in 2008) in 2014, and an additional capacity shortfall of 40,000 tons per year may occur. Further, new mining projects could easily take 10 years to reach production. In the long run, however, the United States Geological Survey (“USGS”) expects that global reserves and undiscovered resources are large enough to meet the demand.

Source of Information:  Humphries, Marc.  Congressional Research Service.  Rare Earth Elements:  The Global Supply Chain.  September 30, 2010.

Identification of Certain Significant Employees

    We have no significant employees other than our sole officer and director described below under “Directors and Executive Officers”.  We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on the Property in order to carry our plan of operations.

Government Regulation

    We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Portland Township, Outaouais, Quebec in Canada, including those which govern prospecting, mineral exploration, drilling, mining, production, mineral extraction, transportation of minerals, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and several other matters.  We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations promulgated by Quebec and the Canadian Federal Government. Currently, there are no costs associated with our compliance with such regulations and laws. There is presently no need for any government approval of our business or our anticipated mineral products.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. The amount of these costs is not known as we do not know the size, quality of any resource or reserve at this time. It is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Environmental Regulations

    Our exploration activities are also subject to various federal and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive.  Our policy is to conduct business in a way that safeguards public health and the environment and in material compliance with applicable environmental laws and regulations. Changes to current local or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating costs. Although we are unable to predict what additional legislation and the associated costs of such legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

Insurance

    We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Competition

We are a junior mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We will also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also compete with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Subsidiaries

    We have one wholly-owned subsidiary incorporated in Quebec, Canada named 9252-4768 Quebec Inc., and we are currently conducting our business through this subsidiary.

Patents and Trademarks

    We do not own, either legally or beneficially, any patents or trademarks.

Research and Development Expenditures

    We have not incurred any research or development expenditures since our incorporation.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.           RISK FACTORS

RISKS RELATING TO OUR COMPANY

We are an exploration stage company and may never be able to carry out our proposed business or achieve any revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.
    We are subject to all of the risks inherent in the establishment of a new business enterprise. We have just begun the initial stages of exploration of the Property, and thus have no way to evaluate the likelihood that our business will be successful. We were incorporated on April 30, 2010 and after refocusing our operations to mining, we currently have been involved primarily in organizational activities and the acquisition of our mineral claim interests. We have earned no revenues as of the date of this Report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

    There is nothing at this time on which to base an assumption that our proposed business operations will prove to be successful or that we will ever be able to operate profitably. We anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We may not be able to successfully effectuate our business. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

We expect to incur operating losses in the future because we have no revenue.

Since our inception through September 30, 2011, the Company has earned no revenue and has incurred a net loss of $26,193. We do not anticipate earning revenues until such time as we enter into commercial production of the Property. We expect to incur operating losses in future periods. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations which will have a significant negative impact on the Company's operations.

Key management personnel may leave the Company, which could adversely affect the ability of the Company to continue operations.

The Company is entirely dependent on the efforts of its President because of the time and effort that he devotes to the Company. Mr. Michel Plante currently devotes between 5 and 10 hours per week to our business and any additional time when required. He is in charge of supervising all exploration programs that we carry out including supervision of any consultants or contractors that we engage to assist in exploration. The loss of him could have a material adverse effect on the business and its prospects and there is no guarantee that replacement personnel, if any, will help the Company to operate profitably. The Company does not maintain key person life insurance on its President.

Because our sole director and officer has no experience in mineral exploration and does not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail.

    Our sole director and officer has no experience in mineral exploration and does not have formal training as a geologist or in the technical aspects of management of a mineral exploration company.  As a result of his inexperience, there is a higher risk of our being unable to complete our business plan for the exploration of the Property.  In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry out our planned exploration program.  If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan.  There is thus a higher risk that our operations, earnings and ultimate financial success could suffer irreparable harm and our business will likely fail and you will lose your entire investment in our common stock.

Because our sole director and officer has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operation, causing our business to fail.

Our sole director and officer currently devotes between 5 and 10 hours per week to our business.  While he presently possesses adequate time to attend to our interests, it is possible that the demands on him from other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.  This could negatively impact our business development.

We may not be able to attract and maintain key management personnel to manage the Company or geological consultants to carry out our proposed business operations, which could have a material adverse effect on our business.

Our ability to develop our business depends in large part, on our ability to attract and maintain qualified key management personnel to manage the Company and geological consultants to carry out our exploration activities. Competition for such persons is intense, and we cannot assure you that we will be able to attract and retain them. Our development now and in the future will depend on the efforts of these people, including our sole officer and director, Mr. Plante and the loss or inability to attract these people could have a material adverse effect on our business.

If we are not able to obtain further financing, our proposed business operations may fail.

We do not expect to generate substantial revenues to fund our ongoing operations in the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to develop the Property. Obtaining additional financing is subject to a number of factors, including market prices for minerals and investor acceptance of our proposed activities. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operations and our entire business may fail.

Our business could be impaired if we fail to comply with applicable regulations.

Failure to comply with government regulations could subject us to civil and criminal penalties, require us to forfeit our rights to the Property, and affect the value of our assets. We may also be required to take corrective actions for failure to comply with applicable regulations, which could require substantial capital expenditures. We could also be required to indemnify our officers and directors in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them for non-compliance. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

Our Articles of Incorporation exculpate our officers and directors from any liability to our Company or our stockholders.

Our Articles of Incorporation contain a provision limiting the liability of our officers and directors for their acts or failures to act, except for acts involving intentional misconduct, fraud or a knowing violation of law. This limitation on liability may reduce the likelihood of derivative litigation against our officers and directors and may discourage or deter our stockholders from suing our officers and directors based upon breaches of their duties to our Company.

Because we do not have an audit or compensation committee, shareholders will have to rely on our sole officer and director, who is not independent, to perform these functions.
We do not have an audit or compensation committee. The functions of such committees are performed by our sole officer and director, who is not independent. Thus, there is a potential conflict of interest in that our sole officer and director has the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

We have a “going concern” opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our proposed business. As a result we may have to liquidate our business and investors may lose their investments. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plan of operations described herein and eventually attain profitable operations. You should consider our independent registered public accountant’s comments when determining if an investment in the Company is suitable.

RISKS ASSOCIATED WITH OUR PROPOSED BUSINESS

Our exploration activities may not be commercially successful, which could lead us to abandon our plans to develop the mineral Property and our investments in exploration.

Our long-term success depends on our ability to establish commercially recoverable quantities of minerals on the Property. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.

We may invest significant capital and resources in exploration activities and abandon such investments if they are unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the price of our common stock which is currently quoted on the OTC Bulletin Board, and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized material in sufficient quantities underlying the Property to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of mineral on the Property.

Since we do not have a backup program, if results from our initial work program are negative, anyone purchasing our stock will likely lose their entire investment.

If the results from the initial phase of work are negative and do not warrant additional phases of exploration work, we will need to seek other mineral exploration opportunities. We cannot guarantee that we will have enough funds to purchase an additional property, have a geological report prepared, and complete exploration work on the Property. If the results from the initial phase of work on the Property are negative and we cannot find another feasible exploration opportunity, anyone purchasing our stock will likely lose their entire investment.

Because the probability of an individual mineral claim ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual mineral claim ever having reserves is extremely remote. Accordingly, if the Property does not contain reserves, we will likely have to cease operations and as a result, our business may fail. As such, any funds spent on exploration will probably be lost, which could result in a loss of your entire investment.

As we undertake exploration of the land underlying the Property, we will be subject to compliance with government regulation that may increase the anticipated time and cost of our exploration program.

     We will be subject to the mining laws and regulations of the country of Canada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program.

We are subject to risks inherent in the mining industry, and at present we do not have any insurance against such risks. Any losses we may incur that are associated with such risks may cause us to incur substantial costs which will have a material adverse effect upon our results of operations.

Any mining operations that we may undertake in the future will be subject to risks normally encountered in the mining business. Mining for valuable minerals is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological conditions, pressures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions. At the present time, we do not intend to obtain insurance coverage and even if we were to do so, no assurance can be given that such insurance will continue to be available or that it will be available at economically feasible premiums. Additionally, insurance coverage may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to companies in the mining industry on acceptable terms. We might also become subject to liability for pollution or other hazards, which may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations. Such costs could potentially exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment in our common stock.

Estimates of mineralized material are subject to evaluation uncertainties that could result in project failure.

Our exploration and future mining operations, if any, will be subject to risks associated with being able to accurately predict the quantity and quality of mineralized material within the earth using statistical sampling techniques. Estimates of any mineralized material on the Property would be made using samples obtained from appropriately placed underground workings and intelligently designed drilling. There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about the Property. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineralized material. If these estimates were to prove to be unreliable, we could implement an exploration plan that may not lead to commercially viable operations in the future.

Because of the fiercely competitive nature of the mining industry, we may be unable to maintain or acquire attractive mining properties on acceptable terms, which will materially affect our financial condition.

The mining industry is competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, precious and base metals. Many of these companies have greater financial resources, operational experience and technical capabilities. As a result of this competition, we may be unable to maintain or acquire attractive mining properties on terms we consider acceptable or at all. Consequently, our revenues, operations and financial condition could be materially adversely affected.

We may not be able to obtain, renew or continue to comply with all of the permits necessary to develop and operate the Property, which would force us to discontinue development or operations.

        Pursuant to Canadian law, we must obtain various approvals, licenses or permits in connection with the development and operations of the Property including environmental protection and the use of water resources. In addition to requiring permits for the development of and production at the Property, we may need to obtain other permits and approvals during the life of any exploration projects we undertake on the Property. Obtaining, renewing and continuing to comply with the necessary governmental permits and approvals can be a complex, costly, time-consuming process. The failure to obtain or renew the necessary permits or licenses or continue to meet their requirements could delay development, increase our costs or, in some cases, require us to discontinue mining operations.

Our activities are subject to complex laws, significant government regulations and accounting standards that may delay or prevent operations at the Property and can adversely affect our operating and development costs, the timing of our operations, our ability to operate and our financial results.

Our proposed business, mining operations and exploration and development activities are subject to extensive Canadian, United States, and other foreign, federal, state, provincial, territorial and local laws and regulations and also exploration, development, production, exports, taxes, labor standards, waste disposal, protection of the environment, reclamation, historic and cultural resource preservation, mine safety and occupational health, reporting and other matters, as well as accounting standards. Compliance with these laws, regulations and standards or the imposition of new such requirements could adversely affect our operating and development costs, the timing of our operations, our ability to operate and our financial results. These laws and regulations governing various matters include:

1.	environmental protection;
2.	management of natural resources;
3.	exploration, development of mines, production and post-closure reclamation;
4.	price controls;
5.	taxation;
6.	labor standards and occupational health and safety, including mine safety;
7.	historic and cultural preservation; and
8.	general accepted accounting principles.

       The costs associated with compliance with these laws and regulations may be substantial and possible future laws and regulations, or more stringent enforcement of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspensions of our operations and delays in the development of the Property. These laws and regulations may allow governmental authorities and private parties to bring lawsuits based upon damages to property and injury to persons resulting from the environmental, health and safety impacts of our future operations, and could lead to the imposition of substantial fines, penalties or other civil or criminal sanctions. In addition, our failure to comply strictly with applicable laws, regulations and local practices relating to permitting applications or reporting requirements could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as joint venture partners. Any such loss, reduction, expropriation or imposition of partners could have a materially adverse effect on our operations or business.

If we do not find a joint venture participant for the development of the Property, we may not be able to advance exploration work.

       If the initial results of our mineral exploration program are successful, we may try to enter into a joint venture agreement with a third party for the further exploration and possible production of the Property.  We would face competition from other junior mineral resource exploration companies if we attempt to enter into a joint venture agreement with a third party.  A prospective joint venture participant could have a limited ability to enter into joint venture agreements with junior exploration companies, and would likely seek junior exploration companies who have the properties that it deems to be the most attractive in terms of potential return and investment cost.  In addition, if we entered into a joint venture agreement, we would likely assign a percentage of our interest in the Property to the joint venture participant.  If we are unable to enter into a joint venture agreement with a third party, we may fail to develop the Property and you will lose your entire investment in our common stock.

RISKS RELATING TO THE COMMON STOCK

The Company’s stock price may be volatile.

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond the Company’s control, including the following:

(1)	the ability of the Company to establish commercially recoverable quantities of minerals;
(2)	competition;
(3)	additions or departures of key personnel;
(4)	the Company’s ability to execute its business plan;

(5)	operating results that fall below expectations;
(6)	industry developments;
(7)	economic and other external factors; and
(8)	period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

The Company’s common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.

Under interpretations of these rules, the FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our common stock.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

       We currently utilize a corporate office center, which costs approximately $250 per month, located at 871 Coronado Center Drive, Suite 200, Henderson, Nevada 89052 and our telephone number is (702) 330-3285, and additional costs are billed depending on our usage of the corporate office center. These offices provide mail and the use of office facilities as required. As of the date of this filing, we have not sought to move or change our office site. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property. We also have offices Montreal, Quebec at Suite 2500, 1155 Boul Rene-Levesque West, Montreal, Quebec.   These offices will be used for the operation of our wholly-owned subsidiary, 9252-4768 Quebec Inc.   The fees for these offices are approximately $225 per month.

The offices are utilized for general office purposes and it is our belief that the space we currently occupy is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. At the present time the Company does not own any real property.

On November 15, 2011, the Company, through its wholly-owned subsidiary, 9252-4768 Quebec Inc. (the “Optionor”), executed a Property Option Agreement with 9228-6202 Quebec Inc., whereby the Optionor was granted the exclusive option to acquire an undivided 100% right, title and interest in and to certain mineral claims located in Portland Township, Outaouais, Quebec (the "Property"), which consists of 2 mineral claims (CDC2261871(the “Philadelphia Claim”) and CDC2318741(the “Second Claim”)) totaling approximately 120 hectares currently staked and recorded.

The Philadelphia Claim is a 59.96 hectare claim with no exploration restriction located 3.6 km NE of Notre Dame-de-la-Salette (45° 46’ 04”N 75° 35’ 07”W), a small village of 745 people located in the Outaouais region of Quebec, and has an easy road access as it is 170 meters off of a main road.  The Philadelphia Claim is currently recorded with the Ministere of Natural Resources Quebec. The claim gives the holder an exclusive right to search for mineral substances in the public domain, except sand, gravel, clay and other loose deposits, on the land subjected to the claim. The Philadelphia Claim was obtained by map designation, henceforth the principal method for acquiring a claim, and the Philadelphia Claim was registered on November 29, 2010. The term of a claim is two years, from the day the claim is registered and it can be renewed indefinitely providing the holder meets all the conditions set out in the Mining Act, including the obligation to invest a minimum amount required in exploration work determined by regulation. The Act includes provisions to allow any amount disbursed to perform work in excess of the prescribed requirements to be applied to subsequent terms of the claim. The Philadelphia Claim registration is set to expire on November 28, 2012, unless it is renewed.  Recent assessments of several areas near Notre Dame-de-la-Salette indicate recoverable deposits of apatite in the Philadelphia Claim previously mined in the late 1800’s. There are several other old mines near this location: McLaren, Lac Tamo, Craft, North Star and Chapleau.

The Second Claim is currently recorded with the Ministere of Natural Resources Quebec. The Second Claim was also obtained by map designation, henceforth the principal method for acquiring a claim, and the Second Claim was registered on October 19, 2010. The term of the claim is two years, from the day the claim is registered and it can be renewed indefinitely providing the holder meets all the conditions set out in the Mining Act, including the obligation to invest a minimum amount required in exploration work determined by regulation. The Act includes provisions to allow any amount disbursed to perform work in excess of the prescribed requirements to be applied to subsequent terms of the claim. The Second Claim registration is set to expire on October 18, 2012, unless it is renewed.

ITEM 3.              LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.             [REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since December 23, 2010 under the symbol “SLIO.OB” and began trading on December 7, 2011.  Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB since we began trading December 7, 2011 based on our fiscal year end September 30. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter (Oct. 1, 2011 – Dec. 31, 2011)	Second Quarter (Jan. 1, 2012 – Mar. 31, 2012)	Third Quarter (Apr. 1, 2012 – June 30, 2012)	Fourth Quarter (Jul. 1, 2012 – Sept. 30, 2012)
High	0.11	---	---	---
Low	0.09	---	---	---

Record Holders

        As of January 9, 2012, an aggregate of 388,000,000 shares of our common stock were issued and outstanding and were owned by approximately 9  holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

         None.

Dividends

On October 13, 2011, Board of Directors of the Company authorized a forward split (the “Forward Split”) of its issued and outstanding common shares, whereby every one (1) old share of common stock shall be exchanged for one hundred (100) new shares of the Company's common stock. As a result, the issued and outstanding shares of common stock increased from three million eight hundred eighty thousand (3,880,000) prior to the Forward Split to three hundred eighty eight million (388,000,000) following the Forward Split. FINRA confirmed approval of the Forward Split, payable as a dividend to shareholders, and the Forward Split became effective on October 21, 2011. The Forward Split shares are payable upon surrender of certificates to the Company's transfer agent.

Securities Authorized for Issuance Under Equity Compensation Plans

        None.

ITEM 6.              SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	September 30, 2011 $	September 30, 2010 $
Current Assets	865	21,660
Current Liabilities	4,739	174
Working Capital (Deficit)	(3,874)	21,486

 Cash Flows

	Year ended September 30, 2011 $	From April 30, 2010 (Date of Inception) to September 30, 2010 $
Cash Flows from (used in) Operating Activities	(26,093)	(714)
Cash Flows from (used in) Financing Activities	4,465	22,374
Net Increase (decrease) in Cash During Period	(21,628)	21,660

Operating Revenues

For the year ended September 30, 2011, our operating have been $nil, and we incurred a net loss of $25,360. These operating expenses were comprised of $13,300 for professional fees and $12,060 for other general and administrative expenses. For the year ended September 30, 2011, we had cash of $32 in our bank accounts.    However, this cash is not sufficient for operations and we will need to raise additional capital. We anticipate that we will incur substantial losses over the next 12 months.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Operating Expenses and Net Loss

During the year ended September 30, 2011, the Company recorded operating expenses of $25,360 compared with $714 for the year ended September 30, 2010.  The increase in operating expenses was attributed to increased operations as we completed our registration statement which accounted for the $12,060in general and administrative costs in fiscal 2011 compared to $714for fiscal 2010.  Furthermore, there was an increase of $13,300 in professional fees relating to legal, accounting, and audit costs incurred with the Company’s initial S-1 registration process and the required filing of SEC documents subsequent to registration.

Net loss for the year ended September 30, 2011 was $25,360 compared with $714 for the period from April 30, 2010 to September 30, 2010.

Liquidity and Capital Resources

    We are an exploration stage company intending to engage in the exploration of mineral properties. To date we have only acquired rights or option potential exploration properties and have not generated any revenues.  We expect to incur substantial costs while continuing to undertake exploration work on our properties and meeting our ongoing corporate obligations and debt servicing.

    We had $32 cash on hand as of September 30, 2011 as compared to $21,660 as at September 30, 2010.

    As at September 30, 2011, the Company had total liabilities of $4,739 compared with total liabilities of $174 as at September 30, 2010.   An amount of $4,639 by way of related party advances at September 30, 2011 as compared to $174 at September 30, 2010.

    As at September 30, 2011, the Company has a working capital deficit of $3,874 compared with working capital of $21,486 at September 30, 2010.  The working capital deficit as at September 30, 2011 as compared to positive working capital as at September 30, 2010 is attributed to increased expenses as the Company completed the filing of its S-1 registration statement and commenced operations during fiscal 2011 which used the Company’s available cash as well as an advance from a related party for operations  as compared to expenses for incorporation and limited operations for fiscal 2010.

    Subsequent to the period covered by this report, we have raised a total of $200,000 by way of loans and equity financing to fund operations and make our property payments. We will not have sufficient funds for our planned operations or to meet ongoing obligations unless we are successful in raising additional capital.

    In order to meet all of our current commitments and fund operations for the next twelve months, we estimate that we will require a minimum of $550,000, of which a total of $200,000 has been raised to date.  This figure is based on our current general and administrative costs and our obligations for our mineral properties for the year. We currently have minimal funds and there is no assurance that sufficient funds will be available if and when required.

    Our ability to meet our financial commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and ultimately upon our ability to achieve and maintain profitable operations. There are no assurances that we will be able to obtain required funds for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

    There is substantial doubt about our ability to continue as a going concern, as the continuation of our business is dependent upon obtaining further short and long-term financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Cash flow from Operating Activities

    During the year ended September 30, 2011, the Company used $26,093 in cash for operating activities compared with $714 for the period from April 30, 2010 (date of inception) to September 30, 2010.  The increase in cash used for operating activities is due to a full year of operations and increased expenses related thereto in fiscal 2011 compared with fiscal 2010.

Cash flow from Investing Activities

    During the years ended September 30, 2011 and 2010, the Company did not incur any investing activities.

Cash flow from Financing Activities
    During the year ended September 30, 2011, the Company received $4,465 in financing activities attributed to $4,465 in net financing from advances payable, to related parties as compared to $22,374 for the period from April 30, 2010 to September 30, 2010, comprised of $174 in advances from related parties and $22,200 by way of the sale of common stock.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-10 (“ASU No. 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU No. 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06 (“ASU No. 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The Company’s adoption of provisions of ASU No. 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The Company’s adoption of the amendment to ASC Topic 505 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

September 30, 2011
(Stated in US Dollars)

Page

Audited Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Changes in Stockholders’ Equity	F-4

Statements of Cash Flows	F-5

Notes to Audited Financial Statements	F-6 to F-10

PLS CPA, A PROFESSIONAL CORPORATION
t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111 t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979
t E-MAIL changgpark@gmail.comt

Report of Independent Registered  Public Accounting Firm

To the Board of Directors and Stockholders

Solo International, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Solo International, Inc. (An Exploration Stage “Company”) as of September 30, 2011 and 2010 and the related statements of operation, changes in shareholders’ equity and cash flow for the year ended September 30, 2011, period from April 30, 2010 (inception) to September 30, 2010, and period from April 30, 2010 (inception) to September 30, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solo International, Inc. as of September 30, 2011 and 2010 and the result of its operation and its cash flow for the year ended September 30, 2011, period from April 30, 2010 (inception) to September 30, 2010 and period from April 30, 2010 (inception) to September 30, 2011 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

PLS CPA, A Professional Corp,
January 13, 2012
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
BALANCE SHEETS

	September 30, 2011	September 30, 2010
ASSETS
Current
Cash	$32	$21,660
Prepaid Expense	833	-
Total Current Assets	865	21,660
Total Assets	$865	$21,660

LIABILTIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$100	$-
Advances from related party	4,639	174
Total Current Liabilities	4,739	174

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock: 900,000,000 shares authorized, at $0.001 par value 388,000,000 shares issued and outstanding as at September 30, 2011 and 2010 respectively	388,000	388,000
Capital in excess of par value	(365,800)	(365,800)
Deficit accumulated during the development stage	(26,074)	(714)
Total Stockholders’ Equity (Deficiency)	(3,874)	21,486
Total Liabilities and Stockholders’ Equity (Deficiency)	$865	$21,660

The accompanying notes are an integral part of these financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	For the year ended September 30, 2011	From April 30, 2010 to September 30, 2010	April 30, 2010 (date of inception) to September 30, 2011

REVENUE	$-	$-	$-

EXPENSES
Professional fees	13,300	-	13,300
Other general and administrative expenses	12,060	714	12,774
OPERATING LOSS	(25,360)	(714)	(26,074

NET LOSS	$(25,360)	$(714)	(26,074)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	388,000,000	215,168,800

The accompanying notes are an integral part of these financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Period from April 30, 2010 (date of inception) to September 30, 2011

				Accumulated
				Deficit
			Capital in	During the
	Common Stock		Excess of	development
	Shares	Amount	Par value	Stage	Total

Balance April 30, 2010	-	$-	$-	$-	$-
Issuance of common shares for cash	300,000,000	300,000	(297,000)	-	3,000
Issuance of common shares for cash	72,000,000	72,000	(57,600)	-	14,400
Issuance of common shares for cash	16,000,000	16,000	(11,200)	-	4,800
Net loss for the period	-	-	-	(714)	(714)
Balance, September 30, 2010	388,000,000	388,000	(365,800)	(714)	21,486
Net loss for the year ended September 30, 2011	-	-	-	(25,360)	(25,360)
Balance, September 30, 2011	388,000,000	$388,000	$(365,800)	$(26,074)	$(3,874)

The accompanying notes are an integral part of these financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Year ended September 30, 2011	From April 30, 2010 to September 30, 2010	From inception (April 30, 2010) to September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,360)	$(714)	$(26,074)
Adjustment to reconcile net loss to net cash (used in) operating activities:
(Increase) in Prepaid expense	(833)	-	(833)
Increase in Accounts payable and accrued liabilities	100	-	100
Net cash provided by (used) in operating activities	(26,093)	(714)	(26,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	4,465	174	4,639
Proceeds from issuance of common stock	-	22,200	22,200
Net cash provided by financing activities	4,465	22,374	26,839

Increase (decrease) in cash during the period	(21,628)	21,660	32
Cash, beginning of period	21,660	-	-
Cash, end of period	$32	$21,660	$32

Supplement cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Audited)

1. ORGANIZATION

SOLO INTERNATIONAL, INC was founded in the State of Nevada on April 30, 2010 as a Poland based corporation intending to provide services in interior architectural design in Poland.

On October 12, 2011, Mr. Michel Plante acquired control of three million (3,000,000) pre-split shares of the Company’s issued and outstanding common stock, representing approximately 77.32% of the Company’s total issued and outstanding common stock, from Mr. Yury Shcharbakou in accordance with a stock purchase agreement by and between Mr. Plante and Mr. Shcharbakou, thus effecting a change in control of the Company.

On October 13, 2011, Board of Directors of the Company authorized a forward split of its issued and outstanding common shares, whereby every one (1) old share of common stock will be exchanged for one hundred (100) new shares of the Company's common stock. (See Note 3 – “Common Stock”).

The effect of the stock split has been recognized retroactively in the stockholders’ deficit accounts as of April 30, 2010, and in all shares and per share data in the financial statements.

With the change in control of the Company, management determined not to pursue its operations in Poland and determined to enter into the mining business in the Province of Quebec.  On November 15, 2011, the Company through its wholly-owned recently incorporated  Quebec subsidiary (the “Optionee”) entered into a Property Option Agreement with 9228-6202 Quebec Inc., a Quebec corporation (the “Optionor”). Pursuant to the Option Agreement, the Optionor granted to  the Optionee the exclusive option to acquire an undivided 100% right, title and interest in and to certain mineral claims located in Portland Township, Outaouais, Quebec subject to a royalty reserved to the Optionor.

The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 915, Development Stage Entities. The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

Since inception through September 30, 2011, the Company has not generated any revenue and has accumulated losses of $26,074.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s fiscal year end is September 30.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Audited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $26,074 as of September 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Advertising
The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended September 30, 2011.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Audited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Mineral Properties Costs
Mineral exploration and development costs are accounted for using the successful efforts method of accounting.

Property acquisition costs - Mineral property acquisition costs are capitalized as mineral exploration properties.  Upon achievement of all conditions necessary for reserves to be classified as proved, the associated acquisition costs are reclassified to prove properties
Exploration costs - Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred.

Impairment of Mineral Properties
Unproved mineral properties are assessed at each reporting period for impairment of value, and a loss is recognized at the time of the impairment by providing an impairment allowance.  An asset would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount by which the carrying value exceeds its fair value.  Because the Company uses the successful efforts method, the Company assesses its properties individually for impairment, instead of on an aggregate pool of costs.   Impairment of unproved properties is based on the facts and circumstances surrounding each lease and is recognized based on management’s evaluation.  Management’s evaluation follows a two-step process where (1) recoverability of the carrying value of the asset is reviewed  to determine if there is sufficient value recoverable to support the capitalized value at the report date; and, (2) If assets fail the recoverability test, impairment testing is conducted, including the evaluation of  various criteria such as:  prior history of successful operations; production currently in place and/or future projected cash flows (if any); reserve reports or evaluations from which management can prepare  future cash flow analyses; the Company’s ability to monetize the asset(s) under evaluation; and, Management’s intent regarding future development.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Audited)

3. COMMON STOCK

The authorized capital of the Company is 900,000,000 common shares with a par value of $ 0.001 per share.

On June 21, 2010, the Company issued 300,000,000 shares of common stock to Yury Shcharbakou, its sole Director, for total cash proceeds of $3,000.

On August 27, 2010, the Company issued 72,000,000 shares of common stock for total cash proceeds of $14,400.

On September 30, 2010, the Company issued 16,000,000 shares of common stock for total cash proceeds of $4,800.

During the period April 30, 2010 (inception) to September 30, 2010, the Company sold a total of 388,000,000 shares of common stock for total cash proceeds of $22,200.

The Board of Directors determined on October 12, 2011 to forward split the authorized and issued shares of the Company on the basis of 100 for 1, whereby the Company would issue as a dividend a total of 99 additional shares for each share currently held. FINRA confirmed approval of the forward split, payable as a dividend to shareholders, and the forward split became effective on October 21, 2011. The forward split shares are payable upon surrender of certificates to the Company's transfer agent. The effect of the stock split has been recognized retroactively in the stockholders’ deficit accounts as of April 30, 2010, and in all shares and per share data in these financial statements.

As of September 30, 2011, 388,000,000 common stock shares were issued and outstanding.

4. DUE TO RELATED PARTY

During the current fiscal year the Company’s Director loaned $4,465 to the Company bringing the total amount owed as at September 30, 2011 to to $4,639, including $174 advanced during the fiscal year ended September 30, 2010. The amount is due on demand, non-interest bearing and unsecured.

5. INCOME TAXES

As of September 30 2011, the Company had net operating loss carry forwards of $26,074 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6. SUBSEQUENT EVENTS

On November 8, 2011, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Craigstone Ltd. (“Craigstone”) whereby the Company offered one (1) Unit consisting of a Convertible Promissory Note (the “Note”) in the principal amount of one hundred thousand dollars ($100,000) and a three (3) year Warrant (the “Warrant”) to purchase two hundred fifty thousand (250,000) shares of the Company’s Common Stock in exchange for a one-time payment of one hundred thousand dollars ($100,000) to Craigstone. The Note earns simple interest accruing at ten percent (10%) per annum and is due on or before the twelfth month anniversary of the date of execution. The Note can be converted into shares of the Company’s common stock at Craigstone’s option and the Conversion Price on any Conversion Date shall mean 75% of the average Closing Bid Prices for the thirty Trading Days immediately preceding the Conversion Date. The Warrant~~s~~ gives Craigstone the option to purchase 250,000 shares of the Company's common stock at the lower of: (i) a price of $0.20 per share or (ii) 75% of the average Closing Bid Price for the thirty Trading Days immediately preceding the Exercise Date of the Warrant.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Audited)

6. SUBSEQUENT EVENTS (continued)

On November 15, 2011, the Company, through its wholly-owned subsidiary, 9252-4768 Quebec Inc. (the “Optionee”), entered into a Property Option Agreement (the “Option Agreement") with 9228-6202 Quebec Inc., a Quebec corporation (the “Optionor”). Pursuant to the Option Agreement, Optionee was granted the exclusive option to acquire an undivided 100% right, title and interest in and to certain mineral claims located in Portland Township, Outaouais, Quebec, subject to a royalty reserved to the Optionor. In exchange, Optionee shall: 1) pay Optionor an aggregate sum of two hundred five thousand dollars ($205,000); 2) incur an aggregate of at least sixty-five thousand dollars ($65,000) of expenditures on or with respect to the Property ; and 3) issue to Optionor an aggregate number of restricted shares of common stock of the Company equal to twenty thousand US dollars ($20,000). As of the date of this Report, Optionee has paid an aggregate of one hundred twenty thousand dollars ($120,000) to Optionor.

On January 10, 2012, the Company entered into a Securities Purchase Agreement with Craigstone  whereby the Company offered one (1) Unit consisting of a Convertible Promissory Note (the “Note”) in the principal amount of one hundred fifteen thousand dollars ($115,000) and a three (3) year Warrant (the “Warrant”) to purchase two hundred fifty thousand (250,000) shares of the Company’s Common Stock in exchange for a one-time payment of one hundred fifteen thousand dollars ($115,000) to Craigstone. The Note earns simple interest accruing at ten percent (10%) per annum and is due on or before the twelfth month anniversary of the date of execution. The Note can be converted into shares of the Company’s common stock at Craigstone’s option and the Conversion Price on any Conversion Date shall mean 75% of the average Closing Bid Prices for the thirty Trading Days immediately preceding the Conversion Date. The Warrant~~s~~ gives Craigstone the option to purchase 250,000 shares of the Company's common stock at the lower of: (i) a price of $0.20 per share or (ii) 75% of the average Closing Bid Price for the thirty Trading Days immediately preceding the Exercise Date of the Warrant.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9A.           CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2011, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of September 30, 2011, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2011:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)
Inadequate staffing and supervision within our bookkeeping operations.  We have one consultant involved in bookkeeping functions, who provides two staff members.  The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to

3)	detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

4)
   Outsourcing of our accounting operations.  Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to our management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm;

5)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

6)	Ineffective controls over period end financial disclosure and reporting processes.

Management's Remediation Initiatives

As of September 30, 2011, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended September 30, 2011, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size.  Management also believes that these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to the Company (1) appoint outside directors to our board of directors sufficient to form an audit committee and who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION.

    None.

PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Michel Plante	53	CEO, CFO, President, Treasurer, Secretary, & Director	October 13, 2011

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

MICHEL PLANTE. Mr. Plante is a Chartered Accountant. From October 2010 to present, Mr. Plante has been a consultant with the accounting firm Fauteux Bruno Bussière Leewarden. From June 2007 to December 2009, Mr. Plante held the role of advisor to the CEO of Groupe Cabico Inc., a private company which manufactures custom wood cabinetry in North America. In his role as advisor, Mr. Plante provided financial, operational and strategic guidance to Groupe Cabico Inc. From December 2003 to June 2007, Mr. Plante was the Vice-President of Finance, Chief Financial Officer and Corporate Secretary at Roctest Limited, a company listed on the Toronto Stock Exchange. From October 1989 to June 2007, Mr. Plante held financial executive roles with various technology companies. From August 1980 to September 1989, Mr. Plante worked for Coopers & Lybrand, Chartered Accountants. Currently, Mr. Plante is also Chairman of Collège Laval (a privately-held secondary education institution, with close to 2,000 students) and a Director of DGMC Inc. (TSX-Venture), and an officer and Director of Anticus International Ltd. (OTC Markets -Pinksheets). Mr. Plante obtained his Bachelor’s in Accounting in 1980, from McGill University. The Company decided Mr. Plante would be a good director and officer because of his extensive business experience.

Identification of Significant Employees

We have no significant employees other than Mr. Michel Plante, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

Mr. Plante was a director of Terra Nostra Resources Corp. from November 2007 to August 2008. In November 2008, Terra Nostra Resources Corp. was involuntarily petitioned into bankruptcy by certain of its creditors.

Other than the foregoing, during the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following other than as disclosed herein:

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(1)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(2)	Engaging in any type of business practice; or
(3)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(1)	Any Federal or State securities or commodities law or regulation; or
(2)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(3)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. Mr. Plante has sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the fact that Mr. Plante is the sole director and officer.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our Board of Directors has not adopted a Code of Ethics (the “Code”) due to the fact that we presently only have one director and we are in the exploration stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.           EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended September 30, 2011 and 2010:

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 9/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yury Shcharbakou(1) President, CEO, CFO, Treasurer, Secretary, and Director	2011	$-0-	$-0-	-0-	-0-	-0-	-0-	-0-	$-0-
	2010	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-

(1) On April 30, 2010, Mr. Yury Shcharbakou agreed to act as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended September 30, 2011.

Long-Term Incentive Plans
There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 9, 2012, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Michel Plante (3) 871 Coronado Center Drive Suite 200 Henderson, NV 89052	Common	300,000,000	77.32%
All Officers and Directors as a Group (1 Person)	Common	300,000,000	77.32%

•
The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

•	Based on 388,000,000 issued and outstanding shares of common stock as of January 9, 2012.

•
Mr. Yury Shcharbakou was the Company’s President, CEO, CFO, Treasurer, Secretary and a Director until his resignation from all positions on October 13, 2011.  His beneficial ownership included 3,000,000 Common Shares (prior to the Forward Split). On October 13, 2011, Mr. Yury Shcharbakou sold his three million (3,000,000) shares (the “Shares”), representing approximately 77.32% of the Company’s total issued and outstanding common stock, to Mr. Michel Plante (“Mr. Plante”) in accordance with a stock purchase agreement by and between Mr. Plante and Mr. Shcharbakou (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Mr. Plante paid an aggregate purchase price of fifty thousand dollars ($50,000) to Mr. Shcharbakou in exchange for the Shares.

Changes in Control
    On October 12, 2011, Mr. Michel Plante (“Mr. Plante”) acquired control of three million (3,000,000) shares (the “Shares”) of the issued and outstanding common stock of the Company, representing approximately 77.32% of the Company’s total issued and outstanding common stock, from Mr. Yury Shcharbakou (“Mr. Shcharbakou”) in accordance with a stock purchase agreement by and between Mr. Plante and Mr. Shcharbakou (the “Stock Purchase Agreement”).  Pursuant to the Stock Purchase Agreement, Mr. Plante paid an aggregate purchase price of fifty thousand dollars ($50,000) to Mr. Shcharbakou in exchange for the Shares.

    Other than the foregoing, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As of September 30, 2011, there was an outstanding loan made to the Company by a then Director, of the Company who has since resigned in the amount of $4,639.  The amount is due on demand, non-interest bearing and unsecured.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:
1.	Disclosing such transactions in reports where required;
2.	Disclosing in any and all filings with the SEC, where required;
3.	Obtaining disinterested directors consent; and
4.	Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Michel Plante is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended September 30, 2011	Year Ended September 30, 2010
Audit fees	$8,900	$0
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$8,900	$0

Audit Fees

    During the fiscal years ended September 30, 2011, we incurred approximately $8,900 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended September 30, 2011.

During the fiscal year ended September 30, 2010, we incurred approximately $0 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended September 30, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended September 30, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended September 30, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended September 30, 2011 for products and services provided by our principal independent accountants was $0 and $0, respectively.

PART IV

ITEM 15.                      EXHIBITS.

1.	Exhibits

Exhibit Number	Description of Exhibit
Filing
3.01	Articles of Incorporation	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Certificate of Change	Filed with the SEC on November 7, 2011 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.01	Services Agreement between Solo International, Inc. and “TIRCARS” Sp. J dated August 30, 2010	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.02	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd. dated November 8, 2011	Filed with the SEC on November 15, 2011 as part of our Current Report on Form 8-K.
10.03	Property Option Agreement between the Company’s subsidiary, and 9228-6202 Quebec Inc. dated November 15, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K.
10.04	Addendum to Property Option Agreement between the Company’s subsidiary, 9252-4768 Quebec Inc. and 9228-6202 Quebec Inc. dated December 20, 2011	Filed with the SEC on January 3, 2011 as part of our Amended Current Report on Form 8-K/A
10.05	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd. dated January 10, 2012	Filed with the SEC on January 12, 2012 as part of our Current Report on Form 8-K.
23.1	Auditor's Consent	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

[Signature Page to Follow]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLO INTERNATIONAL, INC.

Date: January 13, 2012	By:	/s/ Michel Plante
Name: Michel Plante
Title: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date: January 13, 2012	By:	/s/ Michel Plante
Name: Michel Plante
Title: Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.
No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.
If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.