Form 10-Q
period 2011-12-31
Solo International, Inc
filed 2012-02-10
CIK 1501845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number 333-170096

SOLO INTERNATIONAL, INC.
 (Name of small business issuer in its charter)

Nevada	68-0680819
(State of incorporation)	(I.R.S. Employer Identification No.)

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
☒Yes      ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes     ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☐Large Accelerated Filer                                                                                                                      ☐ Accelerated Filer

☐Non-Accelerated Filer                                                                                                                         ☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes   ☒ No

As of February 10, 2012, there were 388,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

SOLO INTERNATIONAL, INC. *

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Solo International, Inc.  (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," “SLIO,” “SOLO,” the "Company," refers to Solo International, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
Consolidated Financial Statements
(Expressed in US dollars)
December 31, 2011
Financial Statement Index

PAGE
Consolidated Balance Sheets (unaudited)	4

Consolidated Statements of Operations (unaudited)	5

Consolidated Statements of Cash Flows (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7 to 13

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2011 (unaudited)	September 30, 2011 (audited)
ASSETS
Current
Cash	$60,363	$32
Prepaid expense	-	833
Total Current Assets	60,363	865
Total Assets	$60,363	$865

LIABILTIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$13,466	$100
Advances from related parties	6,417	4,639
Convertible promissory note, net (Note 5)	49,525	-
Investor deposit	115,000	-
Total Current Liabilities	184,408	4,739

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock: 900,000,000 shares authorized, at $0.001 par value 388,000,000 shares issued and outstanding	388,000	388,000
Capital in excess of par value	(305,984)	(365,800)
Deficit accumulated during the exploration stage	(206,061)	(26,074)
Total Stockholders’ Equity (Deficiency)	(124,045)	(3,874)
Total Liabilities and Stockholders’ Equity (Deficiency)	$60,363	$865

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months period ended December 31, 2011 and 2010 and for the period from
April 30, 2010 (date of inception) to December 31, 2011
(Unaudited)

	Three months ended December 31,		April 30, 2010 (date of inception) to December 31,
	2011	2010	2011

REVENUE	$-	$-	$-

EXPENSES
Professional fees	27,550	7,440	40,850
Management fees	7,500	-	7,500
Impairment on mineral claims	120,000	-	120,000
Other general and administrative expenses	14,034	1,455	26,808
OPERATING LOSS	(169,084)	(8,895)	(195,158)

OTHER INCOME (EXPENSES)
Interest expenses	(10,903)	-	(10,903)

NET LOSS	$(179,987)	$(8,895)	(206,061)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	388,000,000	388,000,000

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months period ended December 31, 2011 and 2010 and for the period from
April 30, 2010 (date of inception) to December 31, 2011
(Unaudited)

	Three months ended December 31, 2011	Three months ended December 31, 2010	From inception (April 30, 2010) to December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(179,987)	$(8,895)	$(206,061)
Interest expense-Amortization on discount of convertible promissory notes	9,341	-	9,341
Impairment on mineral claims	120,000	-	120,000
Adjustment to reconcile net loss to net cash (used in) operating activities:
(Increase) decrease in prepaid expense	833	(8,889)	-
Accounts payable and accrued liabilities	13,366	-	13,466
Net cash provided by (used) in operating activities	(36,447)	(17,784)	(63,254)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase mineral claims	(120,000)	-	(120,000)
Net cash used in investing activities	(120,000)	-	(120,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	1,778	-	6,417
Investor deposit	115,000	-	115,000
Proceeds from note payable	100,000	-	100,000
Proceeds from issuance of common stock	-	-	22,200
Net cash provided by financing activities	216,778	-	243,617

Increase (decrease) in cash during the period	60,331	(17,784)	60,363
Cash, beginning of period	32	21,660	-
Cash, end of period	$60,363	$3,876	$60,363

Supplement cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

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

On October 13, 2011, the Board of Directors of the Company authorized a forward split of its issued and outstanding common shares, whereby every one (1) old share of common stock will be exchanged for one hundred (100) new shares of the Company's common stock.

The effect of the stock split has been recognized retroactively in the stockholders’ deficit accounts as of April 30, 2010, and in all shares and per share data in the financial statements.

With the change in control of the Company, management determined not to pursue its operations in Poland and determined to enter into the mining business in the Province of Quebec and incorporated a wholly-owned Quebec subsidiary, 9252-4768 Quebec Inc. On November 15, 2011, the Company through its wholly-owned Quebec subsidiary entered into a Property Option Agreement with 9228-6202 Quebec Inc., a Quebec corporation. Pursuant to the Option Agreement, 9252-4768 Quebec Inc. acquired the exclusive option to acquire an undivided 100% right, title and interest in and to certain mineral claims located in Portland Township, Outaouais, Quebec subject to a royalty reserved to the 9228-6202 Quebec Inc.

The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 915, Development Stage Entities. The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

Since inception through December 31, 2011, the Company has not generated any revenue and has accumulated losses of $206,061.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Consolidated operating results for the three period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended September 30 2011.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Basis of Presentation
The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim consolidated financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. However, management believes that the disclosures made are adequate to make the information not misleading. Management has evaluated subsequent events through the date the financial statements were issued.

Going Concern
The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $206,061 as of December 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Diluted loss per share is the same as basic loss per share, because the effects of the additional securities, a result of the net loss would be anti-dilutive.

Advertising
The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended December 31, 2011.

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

Mineral Property Costs
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

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Beneficial Conversion Feature
From time to time, the Company may issue convertible notes that may have conversion prices that create an embedded beneficial conversion feature pursuant to the Emerging Issues Task Force guidance on beneficial conversion features. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

3. MINERAL PROPERTY

On November 15, 2011, the Company through its wholly-owned Quebec subsidiary, 9252-4768 Quebec Inc., entered into a Property Option Agreement with 9228-6202 Quebec Inc., a Quebec corporation (the “Optionor”). Pursuant to the option agreement, the Company received the exclusive option to acquire an undivided 100% right, title and interest in and to certain mineral claims located in Portland Township, Outaouais, Quebec subject to a royalty reserved to the Optionor. To fully exercise the option and acquire an undivided 100% right, title and interest in and to the Property, the Company must: 1) pay an aggregate sum of two hundred five thousand dollars ($205,000) to Optionor; ; 2) incur an aggregate of at least sixty-five thousand dollars ($65,000) of expenditures on or with respect to the Property; and 3) issue to Optionor an aggregate number of restricted shares of common stock of the Company equal to twenty thousand US dollars ($20,000).).. The cash payments, expenditures and stock issuance shall be paid as follows:

Cash Payments: The Company is required to pay the cash payments to Optionor in the following amounts and by the dates described below:

i.	$50,000 within 2 business days of the execution of the Option Agreement, which amount has been paid;
ii.	$70,000 within 30 days following the First Option Payment which amount has been paid;
iii.	$70,000 within 30 days following the Second Option Payment
iv.	$15,000 within 30 days following the Third Option Payment

Expenditures: The Company is required to incur not less than $65,000 by way of exploration on or before November 15, 2012.

Stock Issuances: The Company is required to   issue an aggregate number of restricted shares of common stock of the Company equal to twenty thousand US dollars ($20,000) pursuant to the terms and conditions of the option agreement, The Company is required to issue the shares within 10 days of the completion of the forward split or no later than 90 days of execution of the option agreement.

Upon satisfaction of the foregoing terms and conditions, the Company will have fully exercised the Option and will have acquired an undivided 100% right, title and interest in and to the property, subject to a 2% net smelter return. If the Company fails to deliver or pay the option price within the time periods set forth above, the Option shall terminate 30 days after the Optionor provides written notice to the Company of such failure, during which time the Company has 60 days from the receipt of the notice of default to cure.

During the three month period ended December 31, 2011, the Company made cash payments in the amount of $120,000 to 9228-6202 Quebec Inc. pursuant to the cash payment schedule noted above, which amount was capitalized as option costs on the mineral property. At the close of the quarter ended December 31, 2011, the Company evaluated the recoverability of the amount paid for the option and determined to impair the amount in full, as the Company is currently in the exploration phase, with no proven or probable reserves having yet been determined.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

4. COMMON STOCK

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

The Board of Directors determined on October 12, 2011 to forward split the issued and outstanding shares of the Company on the basis of 100 for 1, whereby the Company would issue as a dividend a total of 99 additional shares for each share currently held. FINRA confirmed approval of the forward split, payable as a dividend to shareholders, and the forward split became effective on October 21, 2011. The forward split shares are payable upon surrender of certificates to the Company's transfer agent. The effect of the stock split has been recognized retroactively in the stockholders’ deficit accounts as of April 30, 2010, and in all shares and per share data in these financial statements.

As of December 31, 2011, 388,000,000 common stock shares were issued and outstanding.

5.  CONVERTIBLE PROMISSORY NOTE, NET

On November 4, 2011, the Company entered into a Securities Purchase Agreement with Craigstone Ltd. pursuant to which the Company received $100,000 as a loan from Craigstone in exchange for one (1) Unit consisting of: a Convertible Promissory Note convertible to common stock in whole or in part, at any time and from time to time before maturity at the option of the holder at seventy-five percent (75%) of the average traded price of the common stock for the thirty (30) trading days immediately preceding the conversion date; and a three (3) year Warrant (the “Warrant”) to purchase two hundred fifty thousand (250,000) shares of the Company’s Common Stock exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading days immediately preceding the exercise date.  The Note earns simple interest accruing at ten percent (10%) per annum and is due on or before the twelfth month anniversary of the date of execution.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $46,575 on the note, and $13,241 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount was $9,341 for the three months ended December 31, 2011, which amount has been recorded as interest expense.

	December 31, 2011	November 4, 2011
Convertible Promissory Note – face value	$100,000	$100,000
Less: beneficial conversion feature	39,301	46,575
Warrant discount	11,174	13,241
	$49,525	$40,184

As of December 31, 2011, accrued interest is $1,562.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

6. ADVANCE FROM RELATED PARTIES

The Company entered into a management agreement with the Company’s sole director and officer, commencing October 1, 2011. Under the terms of the agreement, payments of $2,500 a month, are payable on the 1st of each month.  During the three month periods ended December 31, 2011, the Company made cash payments of $7,500 to the consultant.

During the three months period ended December 31, 2011 the Company’s prior Director further loaned $1,778 to the Company bringing the total amount owed as at December 31, 2011 to $6,417. The amount is due on demand, non-interest bearing and unsecured.

7. INVESTOR DEPOSIT

On December 21, 2011, the Company received further funds in the amount of $115,000 from Craigstone  pursuant to a new Securities Purchase Agreement which was subsequently signed on January 10, 2012.

8. WARRANTS

250,000 warrants were issued during the period as required under the terms of a Securities Purchase Agreement discussed above in Note 5.  The warrants are exercisable for a period of three years from the date of issue, exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading days immediately preceding the exercise date.

The fair value of the 250,000 warrants totaling $20,348 was recorded as a discount on the convertible note payable upon issuance. This value was calculated via the Black-Scholes model. The key inputs for the calculation are shown below.

Stock Price on Measurement Date	$0.10
Exercise Price of Warrants	$0.075
Term of Warrants (years)	3.00
Computed Volatility	142.55%
Annual Dividends	0.00%
Discount Rate	1.038%

A summary of the Company’s warrants as of December 31 as follows:

	December 31, 2011
	Warrants	Weighted average exercise price

Outstanding at the beginning of the period	0	$0
Granted	250,000	0.075
Exercised	0	0
Cancelled	0	0
Outstanding at the end of the period	250,000	$0.075

Vested and exercisable at the end of period	250,000
Weighted average fair value per share of warrants granted during the period		$0.075

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

8. WARRANTS - Continued

The following table summarizes information regarding stock purchase warrants outstanding at December 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.075	250,000	0.84	$0.075	250,000	0.84	$0.075

9. COMMITMENTS

The Company has entered into an engagement agreement for legal services with a professional law corporation whereunder the Company agreed to a retainer on signing of $10,000, with a recurring monthly retainer of $4,000 each month until such time as the agreement is terminated.   The Company records the amount of the retainer monthly to accrued expenses which are offset upon receipt of invoices for services rendered.

10. SUBSEQUENT EVENTS

On January 10, 2012, the Company entered into a Securities Purchase Agreement with Craigstone Ltd. pursuant to which the Company received $100,000 as a loan from Craigstone in exchange for  one (1) Unit consisting of: a Convertible Promissory Note convertible to common stock in whole or in part, at any time and from time to time before maturity at the option of the holder at seventy-five percent (75%) of the average traded price of the common stock for the thirty (30) trading days immediately preceding the conversion date; and a three (3) year Warrant (the “Warrant”) to purchase two hundred fifty thousand (250,000) shares of the Company’s Common Stock exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading days immediately preceding the exercise date.  The Note earns simple interest accruing at ten percent (10%) per annum and is due on or before the twelfth month anniversary of the date of execution.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	December 31, 2011 $	December 31, 2010 $
Current Assets	60,363	865
Current Liabilities	184,408	4,739
Working Capital (Deficit)	(124,045)	(3,874)

Cash Flows

	December 31, 2011 $	December 31, 2010 $
Cash Flows from (used in) Operating Activities	(36,447)	(17,784)
Cash Flows from (used in) Investing Activities	(120,000)	-0-
Cash Flows from (used in) Financing Activities	216,778	-0-
Net Increase (decrease) in Cash During Period	60,331	(17,784)

Operating Revenues

Operating revenues for the periods ended December 31, 2011 and 2010 was $0.

Operating Expenses and Net Loss

Operating expenses for the three month period ended December 31, 2011 totaled $169,084 and are comprised of $120,000 for impairment of mineral claims, $27,550 in professional fees, $7,500 in fees paid under a management contract and $14,034 in other general administrative expenses.   In addition the Company recorded $10,903 as interest expenses, $9,341 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount  resulting from a convertible promissory note entered into during the period.

Operating expenses for the period ended December 31, 2010 were $8,895, and are comprised of $7,440 in professional fees and $1,455 in other general administrative expenses.

Net loss for the period ended December 31, 2011 was $179,987 as compared to $8,895 for the period ended December 31, 2010.  The increase in losses was predominantly related to the increase in operational activity as the Company undertook new operations in the field of mineral exploration, acquired an option on a mineral property and secured financing.

Liquidity and Capital Resources

As at December 31, 2011, the Company’s cash and total asset balance was $60,363 compared to $865 as at the fiscal year ended September 30, 2011. The increase in total assets is attributed to receipt of cash proceeds in the amount of $100,000 as a result of a financing agreement entered into during the most recently completed three month period.

As at December 31, 2011, the Company had total liabilities of $184,408 compared with total liabilities of $4,739 as at September 30, 2011. The increase in total liabilities was primarily attributed to the completion of a financing agreement whereby the Company received proceeds totaling $100,000 as part of a Securities Purchase Agreement which allows the investor to convert the principal balance to shares of the Company’s common stock during the term of the one year loan agreement, and grants a total of 250,000 share purchase warrants for exercise for a three year term.  The note is convertible at a discount to market price during the term, resulting in a beneficial conversion feature which was valued at $46,575 on the note, and $13,241 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital on the date the transaction was concluded. Amortization of the discount was $9,341 for the three months ended December 31, 2011, which amount is reflected as a current liability.  In addition, during the most recently completed three month period the Company received an additional $115,000 from the same investor, which amount is currently reflected as current liabiltiles - investor deposits.  Finally the three month period also reflects an increase to accounts payable and accrued expenses and advances from related parties totaling $14,764 and $1,778 respectively.

As at December 31, 2011, the Company had a working capital deficit of $124,045 compared with a working capital deficit of $3,874 as at September 30, 2011.  The increase in working capital deficit is mainly attributed to the increase in current liabilities as a result of the financing activities of the Company by way of convertible loans, and the Company’s expenditures to acquire an option on certain mineral property.

Cashflow from Operating Activities

During the period ended December 31, 2011, the Company used $ 36,447 of cash for operating activities compared to the use of $17,784 of cash for operating activities during the period ended December 31, 2010. The increase in net cash used in operating activities is attributed to the Company’s acquisition of an option on certain mineral claims, which caused the increase cash used in professional fee, management fee, consulting fee and other operating expenses..

Cashflow from Investing Activities

During the period ended December 31, 2011 the Company used $120,000 cash to acquire certain mineral claims.  There was no similar activity in the three month period ended December 31, 2010.

Cashflow from Financing Activities

During the period ended December 31, 2011, the Company received $216,778 of cash from financing activities compared to $Nil for the period ended December 31, 2010.  The change in cash flows from financing activities is attributed to advances from related parties totaling $1,778, investor deposits totaling $115,000 and proceeds from a issuance of convertible note  totaling $100,000.

Quarterly Developments

On October 12, 2011, Mr. Michel Plante (“Mr. Plante”) acquired control of three million (3,000,000) shares (the “Shares”) of the issued and outstanding common stock of the Company, representing approximately 77.32% of the Company’s total issued and outstanding common stock, from Mr. Yury Shcharbakou (“Mr. Shcharbakou”) in accordance with a stock purchase agreement by and between Mr. Plante and Mr. Shcharbakou (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Mr. Plante paid an aggregate purchase price of fifty thousand dollars ($50,000) to Mr. Shcharbakou in exchange for the Shares (the “Acquisition”).

As part of the Acquisition the following changes to the Company's directors and officers have occurred:

•	As of October 13, 2011 Mr. Shcharbakou resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director.

•
As of October 13, 2011 Mr. Plante was appointed as the sole member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.

On October 13, 2011, the Company filed a Certificate of Change (the “Certificate of Change”) with the Nevada Secretary of State. As a result of the Certificate of Change, the Company has increased the authorized number of common shares to nine hundred million (900,000,000) shares, par value $0.001 per share, among other things.

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

Subsequent Developments

On February 6, 2012, the Company issued a press release announcing that the Company reached an agreement with Rare Earth Resources (Terres Rares Resources) whereby Rare Earth Resources has agreed to assist the Company in its exploration and potential development of the Company's mineral claims.

On February 6, 2012, the Company issued a press release announcing that the Company has expanded its Quebec project with the addition of approximately 60 hectares directly adjacent to the Company's Philadelphia Prospect.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on January 13, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.                    RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.            Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      [REMOVED AND RESERVED]

ITEM 5.                      OTHER INFORMATION

On October 13, 2011, the Board of Directors of the Company authorized a forward split (the “Forward Split”) of its issued and outstanding common shares, whereby every one (1) old share of common stock shall be exchanged for one hundred (100) new shares of the Company's common stock. As a result, the issued and outstanding shares of common stock increased from three million eight hundred eighty thousand (3,880,000) prior to the Forward Split to three hundred eighty eight million (388,000,000) following the Forward Split.  FINRA confirmed approval of the Forward Split, payable as a dividend to shareholders, and the Forward Split became effective on October 21, 2011. The Forward Split shares are payable upon surrender of certificates to the Company's transfer agent.

ITEM 6.                      EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Certificate of Change	Filed with the SEC on November 7, 2011 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.01	Service Agreement between Solo International, Inc. and “TIRCARS” Sp. J dated August 30, 2010	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.02	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated November 4, 2011	Filed with the SEC on November 15, 2011 as part of our Current Report on Form 8-K.
10.03	Option Agreement by and between between Solo International, Inc. and 9228-6202 Quebec Inc., dated November 15, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K
10.04	Amended Option Agreement by and between 9252-4768 Quebec Inc. and 9228-6202 Quebec Inc. dated December 20, 2011	Filed with the SEC on January 3, 2012 as part of our Amended Current Report on Form 8-K/A.
10.05	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated January 10, 2012	Filed with the SEC on January 12, 2012 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLO INTERNATIONAL, INC.

Dated:  February 10, 2012                                                 /s/ Michel Plante
                                                                                            By: Michel Plante
                    Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  February 10, 2012                                            /s/ Michel Plante
                                                                                      Michel Plante - Director