Form 10-Q
period 2012-03-31
Solo International, Inc
filed 2012-05-15
CIK 1501845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
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
☒Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes     ☐No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐Accelerated Filer

☐Non-Accelerated Filer	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  oYes    ☒No

As of May 8, 2012, there were 288,200,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
Consolidated Financial Statements
(Expressed in US dollars)
March 31, 2012

Financial Statement Index

Page
Consolidated Balance Sheets (unaudited)	4

Consolidated Statements of Operations (unaudited)	5

Consolidated Statements of Cash Flows (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7 to 14

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,2012 (unaudited)	September 30, 2011 (audited)
ASSETS
Current
Cash	$48,586	$32
Prepaid expense	2,500	833
Total Current Assets	51,086	865
Total Assets	$51,086	$865

LIABILTIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$24,396	$100
Advances from related parties	6,417	4,639
Convertible promissory notes, net (Note 5)	190,898	-
Total Current Liabilities	221,711	4,739

STOCKHOLDERS’ DEFICIT
Common stock: 900,000,000 shares authorized, at $0.001 par value 388,000,000 shares issued and outstanding as at March 31, 2012 and September 30, 2011	388,000	388,000
Capital in excess of par value	(172,832)	(365,800)
Deficit accumulated during the exploration stage	(385,793)	(26,074)
Total Stockholders’ Deficit	(170,625)	(3,874)
Total Liabilities and Stockholders’ Deficit	$51,086	$865

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month and six month periods ended March 31, 2012 and 2011 and for the period from
April 30, 2010 (date of inception) to March 31, 2012
(Unaudited)

	Three months ended March 31,		Six months ended March 31,		April 30, 2010 (date of inception) to March 31,
	2012	2011	2012	2011	2012

REVENUE	$-	$-	$-	$-	$-

EXPENSES
Professional fees	17,890	2,200	45,440	9,700	58,740
Management fees	7,500	-	15,000	-	15,000
Impairment on mineral claims	85,000	-	205,000	-	205,000
Other general and administrative expenses	23,035	3,923	37,069	5,318	49,843
OPERATING LOSS	(133,425)	(6,123)	(302,509)	(15,018)	(328,583)

OTHER INCOME (EXPENSES)
Interest expense	(46,307)	-	(57,210)	-	(57,210)

NET LOSS	$(179,732)	$(6,123)	(359,719)	(15,018)	(385,793)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	388,000,000	388,000,000	388,000,000	388,000,000

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six month periods ended March 31, 2012 and 2011
 and for the period from
April 30, 2010 (date of inception) to March 31, 2012
(Unaudited)

	Six months ended March 31, 2012	Six months ended March 31, 2011	From inception (April30, 2010) to March31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(359,719)	$(15,018)	$(385,793)
Adjustments to reconcile net (loss) to cash (used) in exploration stage activities:
Interest expense-amortization on discount on convertible promissory notes	48,866	-	48,866
Impairment of mineral claims	205,000	-	205,000
Changes in current assets and liabilities:
(Increase) decrease in prepaid expense	(1,667)	(6,389)	(2,500)
Increase (decrease) in accounts payable and accrued liabilities	24,296	-	24,396
Net cash (used) in operating activities	(83,224)	(21,407)	(110,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral claims	(205,000)	-	(205,000)
Net cash used in investing activities	(205,000)	-	(205,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	1,778	-	6,417
Proceeds from convertible note payable	335,000	-	335,000
Proceeds from issuance of common stock	-	-	22,200
Net cash provided by financing activities	336,778	-	363,617

Increase (decrease) in cash during the period	48,554	(21,407)	48,586
Cash, beginning of period	32	21,660	-
Cash, end of period	$48,586	$253	$48,586

Supplement cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

1. ORGANIZATION

SOLO INTERNATIONAL, INC. was founded in the State of Nevada on April 30, 2010 as a Poland based corporation intending to provide services in interior architectural design in Poland.

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

Since Inception (April 30, 2010) through March 31, 2012, the Company has not generated any revenue and has accumulated losses of $385,793.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Consolidated operating results for the six month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended September 30 2011.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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

Going Concern
The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since Inception resulting in an accumulated deficit of $385,793 as of March 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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
March 31, 2012
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  Diluted loss per share is the same as basic loss per share for the three and six months ended March 31, 2012 and 2011.   |We incurred losses during these periods and   the effects of the additional securities would be anti-dilutive.

Advertising
The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the three and six month periods ended March 31, 2012 and 2011.

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

During the three months and six month periods ended March 31, 2012, the Company recognized an impairment charge in respect of its mineral properties of $85,000 (2011 - $0)  and $205,000(2011-$0)  respectively.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Beneficial Conversion Feature
From time to time, the Company may issue convertible notes that may have conversion prices that create an embedded beneficial conversion feature pursuant to the Emerging Issues Task Force guidance on beneficial conversion features. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discounts amortized to interest expense over the life of the note using the effective interest method.

3. MINERAL PROPERTY

On November 15, 2011, the Company through its wholly-owned Quebec subsidiary, 9252-4768 Quebec Inc., entered into a Property Option Agreement with 9228-6202 Quebec Inc., a Quebec corporation (the “Optionor”). Pursuant to the option agreement, the Company received the exclusive option to acquire an undivided 100% right, title and interest in and to certain mineral claims located in Portland Township, Outaouais, Quebec subject to a royalty reserved to the Optionor.  To fully exercise the option and acquire an undivided 100% right, title and interest in and to the Property, the Company was required to: 1) pay an aggregate sum of two hundred five thousand dollars ($205,000) to Optionor;; 2) incur an aggregate of at least sixty-five thousand dollars ($65,000) of expenditures on or with respect to the Property; and 3) issue to Optionor an aggregate number of restricted shares of common stock of the Company equal to twenty thousand US dollars ($20,000). The cash payments, expenditures and stock issuance were scheduled to be completed as follows:

Cash Payments: The Company was required to pay the cash payments to Optionor,  in the following amounts and by the dates described below:
i.	$50,000 within 2 business days of the execution of the Option Agreement
ii.	$70,000 within 30 days following the First Option Payment
iii.	$70,000 within 30 days following the Second Option Payment
iv.	$15,000 within 30 days following the Third Option Payment

All these payments had been made by March 31, 2012.

Expenditures: The Company is required to incur not less than $65,000 by way of exploration on or before November 15, 2012.  The exploration expenditures remain outstanding and the Company will be required to complete these expenditures.  Weather permitting, the Company intends to undertake the expenditures during the summer of 2012, however, the Company will have to raise the funds to complete the exploration programs, as it does not currently have sufficient capital to do so.

Stock Issuances: The Company was required to  issue an aggregate number of restricted shares of common stock of the Company equal to twenty thousand US dollars ($20,000) pursuant to the terms and conditions of the option agreement, The Company was required to issue the shares within 10 days of the completion of the forward split or no later than 90 days of execution of the option agreement.   The Company has issued a total of 200,000 shares of common stock at a deemed price of $0.10 per share subsequent to the date of these financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

3. MINERAL PROPERTY  (continued)

Upon satisfaction of the foregoing terms and conditions, the Company will have fully exercised the Option and will have acquired an undivided 100% right, title and interest in and to the property, subject to a 2% net smelter return. If the Company fails to comply with all these requirements within the time periods set forth above, the Option shall terminate 30 days after the Optionor provides written notice to the Company of such failure, subsequent to which the Company has 60 days from the receipt of the notice of default to cure.

During the six month period ended March 31, 2012, the Company made cash payments in the amount of $205,000 to 9228-6202 Quebec Inc. pursuant to the cash payment schedule noted above, which amount was capitalized as option costs on the mineral property. At the close of the quarter ended March 31, 2012, the Company evaluated the recoverability of the amount paid for the option and determined to impair the amount in full, as the Company is currently in the exploration phase, with no proven or probable reserves having yet been determined.

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

As reflected in the dates above, during the period April 30, 2010 (Inception) to September 30, 2010, the Company sold a total of 388,000,000 shares of common stock for total cash proceeds of $22,200.

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

As of March 31, 2012, 388,000,000 common stock shares were issued and outstanding.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

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

During the current quarter ended March 31, 2012, the Company further entered into a Securities Purchase Agreement with Craigstone Ltd. pursuant to which the Company received $235,000 as  loans from Craigstone in exchange for one (1) Unit consisting of: a Convertible Promissory Note convertible to common stock in whole or in part, at any time and from time to time before maturity at the option of the holder at seventy-five percent (75%) of the average traded price of the common stock for the thirty (30) trading days immediately preceding the conversion date; and a three (3) year Warrant (the “Warrant”) to purchase five hundred thousand (500,000) shares of the Company’s Common Stock exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading days immediately preceding the exercise date. The Note earns simple interest accruing at ten percent (10%) per annum and is due on or before the twelfth month anniversary of the date of execution.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $152,317 on the notes, and $40,650 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount was respectively $39,525 and $48,866 for the three and six months ended March 31, 2012, which has been recorded as interest expense.

	March 31, 2012	Issue Date
Convertible Promissory Note – face value, due on November 4, 2012	$100,000	$100,000
Convertible Promissory Note – face value, due on January 4, 2013	115,000	115,000
Convertible Promissory Note – face value, due on February 3, 2013	85,000	85,000
Convertible Promissory Note – face value, due on March 8, 2013	35,000	35,000
Total convertible promissory note – face value	335,000	335,000
Less: beneficial conversion feature	(136,585)	(152,317)
Warrant discount	(7,517)	(40,650)
	$190,898	$142,033

	3 Month period ended	6 Month period ended
	March 31, 2012	March 31, 2012
Amortization of debt discount	$39,525	$48,866
Interest at contractual rate	6,782	8,344
	$46,307	$57,210

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

6. RELATED PARTY TRANSACTIONS

The Company entered into a management consulting agreement with the Company’s sole director and officer, commencing October 1, 2011. Under the terms of the agreement, payments of $2,500 a month, are payable on the 1st of each month.  During the six month period ended March 31, 2012, the Company made cash payments of $15,000 to the consultant.

During the six month period ended March 31, 2012 the Company’s prior Director further loaned $1,778 to the Company bringing the total amount owed as at March 31, 2012 to $6,417. The amount is due on demand, non-interest bearing and unsecured.

7. WARRANTS

750,000 warrants were issued during the six month period as required under the terms of a Securities Purchase Agreement discussed above in Note 5.  The warrants are exercisable for a period of three years from the date of issue, exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading days immediately preceding the exercise date.

The fair value of the 750,000 warrants totaling $40,650 was recorded as a discount on the convertible notes payable upon issuance. This value was calculated using the Black-Scholes model. The key inputs for the calculation are shown below.

Stock Price on Measurement Date	$0.054 ~ 0.135
Exercise Price of Warrants	$0.041 ~ 0.101
Term of Warrants (years)	3.00
Computed Volatility	132.57% ~ 142.55%
Annual Dividends	0.00%
Discount Rate	1.038%

A summary of the Company’s warrants as of  March 31, 2012 is as follows:

	Warrants	Weighted average exercise price

Outstanding at October 1, 2011	0	$0
Granted	750,000	$0.083
Exercised	0	0
Cancelled	0	$0
Outstanding at March 31, 2012	750,000	$0.083

Vest and exercisable at March 31, 2012	750,000
Weighted average fair value per share of warrants granted during the period		$0.083

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

7. WARRANTS (continued)

The following table summarizes information regarding stock purchase warrants outstanding at March 31, 2012:

Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.083	750,000	2.74	$0.083	750,000	2.74	$0.083

8. COMMITMENTS

The Company had entered into an engagement agreement for legal services with a professional law corporation whereby the Company agreed to a retainer on signing of $10,000, with a recurring monthly retainer of $4,000 each month until such time as the agreement is terminated.  The Company recorded the amount of the retainer to accrued expenses which are offset upon receipt of invoices for services rendered. On March 1, 2012, the engagement agreement was terminated.

The Company has committed to pay $65,000 in cash under an option agreement to acquire a mineral property as disclosed above in Note 3 – Mineral Property.

9. SUBSEQUENT EVENTS

On April 2, 2012, the principal and controlling shareholder of Solo International Inc. (the “Company”) returned 100,000,000 shares (100 Million) of the Company’s issued shares of common stock held by the shareholder for cancellation by the Company.

The determination to return the shares to treasury was made after a review of the total issued and outstanding shares and the conclusion that the cancellation of these shares would benefit the Company and the current shareholders.  No consideration was paid by the Company for the return of the shares to treasury. The issued and outstanding shares of the Company as at April 2, 2012, prior to the cancellation were 388,000,000 shares. Pursuant to the cancellation there will be a total of 288,000,000 shares issued and outstanding.

On May 7, 2012, the Company received notification from the British Columbia Securities Commission that the Company which was providing investor relations for the Company was providing such investor relations from the Province of British Columbia.   As a result, the Executive Director has issued an order that all trading in the Company’s securities in the Province of British Columbia cease until the Company files the required records and the Executive Director revokes the order.  The Company intends to commence the required filings immediately.

On May 8, 2012, the Company issued a total of 200,000 shares of common stock to 9228-6202 Quebec Inc. to fulfill the requirement for shares of common stock to be issued pursuant to the acquisition of mineral claims more particularly described in Note 3 above.

We have evaluated subsequent events through May 9, 2012. Other than those set out above, there have been no subsequent events after March 31, 2012 for which disclosure is required.

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

RESULTS OF OPERATIONS

Working Capital

	M
	March 31, 2012 $	September 30, 2011 $
Current Assets	51,086	865
Current Liabilities	221,711	4,739
Working Capital (Deficit)	(170,625)	(3,874)

Cash Flows

	March 31, 2012 $	March 31, 2011 $
Cash Flows from (used in) Operating Activities	(83,224)	(21,407)
Cash Flows from (used in) Investing Activities	(205,000)	-0-
Cash Flows from (used in) Financing Activities	336,778	-0-
Net Increase (decrease) in Cash During Period	48,554	(21,407)

Operating Revenues

Operating revenues for the three and six month periods ended March 31, 2012 and 2011 were $0.

Operating Expenses and Net Loss

Comparison of three month periods ended March 31, 2012 and 2011

Operating and other expenses for the three month period ended March 31, 2012 totaled $179,732and are comprised of $85,000 for impairment of mineral claims, $17,890 in professional fees, $7,500 in fees paid under a management contract and $23,042 in other general administrative expenses.   In addition the Company recorded $46,300 as interest expenses, $39,525 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount relating to convertible promissory notes issued during the period.

Operating and other expenses for the period ended March 31, 2011were$6,123,and are comprised of $2,200 in professional fees and $3,923 in other general administrative expenses.

Net loss for the three month period ended March 31, 2012 was $179,732 as compared to $6,123 for the three month period ended March 31, 2011.  The increase in losses was predominantly due to the increase in operational activity as the Company undertook new operations in the field of mineral exploration, acquired an option on a mineral property and secured financing.

Comparison of six month periods ended March 31, 2012 and 2011

Operating and other expenses for the six month period ended March 31, 2012 totaled $359,719 and are comprised of $205,000 for impairment of mineral claims, $45,440 in professional fees, $15,000 in fees paid under a management contract and $37,076 in other general administrative expenses.   In addition the Company recorded $57,208 as interest expenses, $48,866 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount  relating to convertible promissory notes issued during the period.

Operating and other expenses for the six month period ended March 31, 2011were $15,018, and comprised of $9,700 in professional fees and $5,318 in other general administrative expenses.

Net loss for the six month period ended March 31, 2012 was $359,719 as compared to $15,018 for the same period ended March 31, 2011.  The increase in losses was predominantly related to the increase in operational activity as the Company undertook new operations in the field of mineral exploration, acquired an option on a mineral property and secured financing.

Liquidity and Capital Resources

As at March 31, 2012, the Company’s total asset balance was $51,086 compared to $865 as at September 30, 2011. The increase in total assets is attributable to the receipt of cash proceeds in the amount of $335,000 as a result of financing agreements entered into during the six month period ended March 31, 2012.

As at March 31, 2012, the Company had total liabilities of $221,711compared with total liabilities of $4,739 as at September 30, 2011. The increase in total liabilities was primarily attributed to the completion of a financing agreement whereby the Company received proceeds totaling $335,000 as part of a Securities Purchase Agreement which allows the investor to convert the principal balance to shares of the Company’s common stock during the term of the one year loan agreement, and granted a total of 750,000 share purchase warrants for exercise for a three year term.  The note is convertible at a discount to market price during the term, resulting in a beneficial conversion feature which was valued at $152,317 on the note, and $40,650 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital on the date the transactions were concluded. The unamortized balance of these discounts as at March 31, 2012 was $144,102.  During the six month period ended March 31, 2012 accounts payable and accrued expenses and advances from related parties increased by $24,296 and $1,778 respectively.

As at March 31, 2012, the Company had a working capital deficit of $170,625compared with a working capital deficit of $3,874 as at September 30, 2011.  The increase in working capital deficit is mainly attributable to the increase in current liabilities as a result of the financing activities of the Company by way of convertible loans, and the Company’s expenditures to acquire an option on certain mineral property.

The Company will require a minimum of $350,000 for the upcoming twelve month period for exploration on its Quebec property and maintenance of its reporting status.    This amount does not include any funds for ongoing acquisitions or any additional funds for exploration and development of the Company’s current mineral properties.   The Company does not currently have sufficient funds to fund the next twelve months of operations.    We will be required to raise additional funds either through equity financings or by way of loans.   There is no assurance that we will be able to raise the funds as required or at all.  If we are unable to raise funds to continue operations we may have to cease operations.  The Company believes that it will be able to raise funds from it current lender to continue operations but there is no assurance that it will be able to do so and there are currently no agreements for ongoing financing.  We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Cashflow from Operating Activities

During the period ended March 31, 2012, the Company used $83,224 cash in its  operating activities, compared to $21,407 during the period ended March 31, 2011. The increase in net cash used in operating activities is attributed to the Company’s acquisition of an option on certain mineral claims, which caused the increase cash used in professional, management, and consulting fees and other operating expenses.

Cashflow from Investing Activities

During the six month period ended March 31, 2012 the Company used $205,000 cash to acquire certain mineral claims.  There was no similar activity in the six month period ended March 31, 2011.

Cashflow from Financing Activities

During the six month period ended March 31, 2012, the Company received $336,778of cash from financing activities compared to $0 for the six month period ended March 31, 2011.  The change in cash flows from financing activities is attributed to advances from related parties totaling $1,778 and proceeds from the issuance of convertible notes totaling $335,000.

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

Recently Issued Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may cause a material impact on our financial condition, or the results of our operations.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on January 13, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2012, we received $85,000 from Craigstone Ltd. and on March 8, 2012 we received a further $35,000.   We have agreed to enter into a Securities Purchase Agreement for one (1) Unit consisting of a Convertible Promissory Notes  in the amount of eighty-five thousand dollars ($85,000)  and thirty-five thousand dollars ($35,000) and  three (3) year Warrants to purchase two hundred fifty thousand (250,000) shares of the Company’s Common Stock. The Notes earn simple interest accruing at ten percent (10%) per annum and are due on or before the twelfth month anniversary of the date of execution.

The shares of Common Stock referenced above were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act, based upon the following: (a) each of the persons to whom the shares of Common Stock were issued (each such person, an “Investor”) confirmed to the Company that it or he is an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each Investor acknowledged that all securities being purchased were being purchased for investment intent and were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

On May 8, 2012, the Company issued a total of 200,000 shares of common stock to 9228-6202 Quebec Inc. to fulfill the requirement for shares of common stock to be issued pursuant to the acquisition of mineral claims.

The shares were subscribed for with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933. The offer and sale to the purchaser was made in an offshore transaction as defined by Rule 902(h). No directed selling efforts were made in the U.S. as defined in Rule 902(c). The offer and sale to the purchaser was not made to a U.S. person or for the account or benefit of a U.S. person. The following conditions were present in the offer and sale: a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the company that the company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration and; d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws.

Neither the company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. No commissions or finder’s fees were paid by the Company in connection with the issuance of these shares.

ITEM 3.                       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                       OTHER INFORMATION

Effective February 17, 2012, PLS CPA, A Professional Corporation (“PLS”), Solo International Inc.'s ("the Registrant") independent accountant, and the accountant engaged to audit the Registrant’s financial statements, was dismissed by the Registrant’s board of directors and replaced with Borgers& Cutler CPA’s PLLC.

On April 2, 2012, the principal and controlling shareholder of Solo International Inc. (the “Company”) returned 100,000,000 shares (100 Million) of the Company’s issued shares of common stock held by the shareholder for cancellation by the Company.

The determination to return the shares to treasury was made after a review of the total issued and outstanding shares and the conclusion that the cancellation of these shares would benefit the Company and the current shareholders.  No consideration was paid by the Company for the return of the shares to treasury.  The issued and outstanding shares of the Company as at April 2, 2012, prior to the cancellation were 388,000,000 shares. Pursuant to the cancellation there will be a total of 288,000,000 shares issued and outstanding.

On May 7, 2012, the Company received notification from the British Columbia Securities Commission that the Company which was providing investor relations for the Company was providing such investor relations from the Province of British Columbia.   As a result, the Executive Director has issued an order that all trading in the Company’s securities in the Province of British Columbia cease until the Company files the required records and the Executive Director revokes the order.  The Company intends to commence the required filings immediately.

ITEM 6.                      EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Certificate of Change	Filed with the SEC on November 7, 2011 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.01	Service Agreement between Solo International, Inc. and “TIRCARS” Sp. J dated August 30, 2010	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.02	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated November 4, 2011	Filed with the SEC on November 15, 2011 as part of our Current Report on Form 8-K.
10.03	Option Agreement by and between Solo International, Inc. and 9228-6202 Quebec Inc., dated November 15, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K
10.04	Amended Option Agreement by and between 9252-4768 Quebec Inc. and 9228-6202 Quebec Inc. dated December 20, 2011	Filed with the SEC on January 3, 2012 as part of our Amended Current Report on Form 8-K/A.
10.05	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated January 10, 2012	Filed with the SEC on January 12, 2012 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
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

SOLO INTERNATIONAL, INC.

Date: May 15, 2012	By:	/s/ Michel Plante
Name: Michel Plante
Title: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)