Form 10-Q
period 2012-06-30
Solo International, Inc
filed 2012-08-14
CIK 1501845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No (Not required)   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer      ☐                                                Accelerated Filer                     ☐

Non-Accelerated Filer         ☐                                                Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of August 8, 2012, there were 288,200,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
Consolidated Financial Statements
(Expressed in US dollars)
June 30, 2012

Financial Statement Index

Consolidated Balance Sheets (unaudited)	4
Consolidated Statements of Operations (unaudited)	5
Consolidated Statements of Cash Flows (unaudited)	6
Notes to the Consolidated Financial Statements unaudited)	7 to 14

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (unaudited)	September 30, 2011 (audited)
ASSETS
Current
Cash	$46,677	$32
Prepaid expense	10,084	833
Total Current Assets	56,761	865
Total Assets	$56,761	$865

LIABILTIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$19,274	$100
Advances from related parties	6,417	4,639
Convertible promissory notes, net (Note 5)	266,898	-
Total Current Liabilities	292,589	4,739

STOCKHOLDERS’ DEFICIT
Common stock: 900,000,000 shares authorized, at $0.001 par value 288,200,000 and 388,000,000 shares issued and outstanding as at June 30, 2012 and September 30, 2011, respectively	288,200	388,000
Capital in excess of par value	(28,804)	(365,800)
Deficit accumulated during the exploration stage	(495,224)	(26,074)
Total Stockholders’ Deficit	(235,828)	(3,874)
Total Liabilities and Stockholders’ Deficit	$56,761	$865

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month and nine month periods ended June 30, 2012 and 2011 and for the period from
April 30, 2010 (date of inception) to June 30, 2012
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,		April 30, 2010 (date of Inception) to June 30,
	2012	2011	2012	2011	2012

REVENUE	$-	$-	$-	$-	$-

EXPENSES
Professional fees	8,796	1,800	54,236	11,500	67,536
Management fees	7,500	-	22,500	-	22,500
Impairment of mineral property option costs	20,000	-	225,000	-	225,000
Other general and administrative expenses	14,138	3,113	51,207	8,431	63,981
OPERATING LOSS	(50,434)	(4,913)	(352,943)	(19,931)	(379,017)

OTHER INCOME (EXPENSES)
Interest expense	(58,997)	-	(116,207)	-	(116,207)

NET LOSS	$(109,431)	$(4,913)	(469,150)	(19,931)	(495,224)

Basic and diluted loss per share	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted average number of shares outstanding, basic and diluted	290,314,286	388,000,000	355,556,934	388,000,000

• Less than $0.01 per share.

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine month periods ended June 30, 2012 and 2011
 and for the period from
April 30, 2010 (date of inception) to June 30, 2012
(Unaudited)

	Nine months ended June 30, 2012	Nine months ended June 30, 2011	From Inception (April 30, 2010) to June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(469,150)	$(19,931)	$(495,224)
Adjustments to reconcile net (loss) to cash (used) in exploration stage activities:
Interest expense-amortization on discount on convertible promissory notes	99,094	-	99,094
Impairment of mineral property option costs	225,000	-	225,000
Changes in current assets and liabilities:
(Increase) decrease in prepaid expense	(9,251)	(3,889)	(10,084)
Increase (decrease) in accounts payable and accrued liabilities	19,174	-	19,274
Net cash (used) in operating activities	(135,133)	(23,820)	(161,940)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral claims	(205,000)	-	(205,000)
Net cash used in investing activities	(205,000)	-	(205,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	1,778	2,200	6,417
Proceeds from convertible notes payable	385,000	-	385,000
Proceeds from issuance of common stock	-	-	22,200
Net cash provided by financing activities	386,778	2,200	413,617

Increase (decrease) in cash during the period	46,645	(21,620)	46,677
Cash, beginning of period	32	21,660	-
Cash, end of period	$46,677	$40	$46,677

Supplement cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-cash transactions:
Shares issued for acquisition of mineral property	$20,000	$-	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

With the change in control of the Company, management determined not to pursue its operations in Poland and determined to enter into the mining business in the Province of Quebec and incorporated a wholly-owned Quebec subsidiary, 9252-4768 Quebec Inc. On November 15, 2011, the Company, through its wholly-owned Quebec subsidiary, entered into a Property Option Agreement with 9228-6202 Quebec Inc., a Quebec corporation. Pursuant to the Option Agreement, 9252-4768 Quebec Inc. acquired the exclusive option to acquire an undivided 100% right, title and interest in and to certain mineral claims located in Portland Township, Outaouais, Quebec subject to a royalty reserved to 9228-6202 Quebec Inc.

The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 915, Development Stage Entities. The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

Since Inception (April 30, 2010) through June 30, 2012, the Company has not generated any revenue and has an accumulated deficit of $495,224.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Consolidated operating results for the nine month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended September 30 2011.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

Going Concern
The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since Inception resulting in an accumulated deficit of $495,224 as of June 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans as may be negotiated and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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
June 30, 2012
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  Diluted loss per share is the same as basic loss per share for the three and nine months ended June 30, 2012 and 2011.   We incurred losses during these periods and   the effects of the additional securities would be anti-dilutive.

Advertising
The Company follows the policy of charging the costs of advertising to expenses incurred. The Company did not incur any advertising costs during the three and nine month periods ended June 30, 2012 and 2011.

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

Property acquisition costs - Mineral property acquisition costs are capitalized as mineral exploration properties. Upon achievement of all conditions necessary for reserves to be classified as proved, the associated acquisition costs are reclassified to proven properties

Exploration costs - Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred.

Impairment of Mineral Properties
Unproven mineral properties are assessed at each reporting period for impairment of value, and a loss is recognized at the time of the impairment by providing an impairment allowance. An asset would be impaired if the undiscounted cash flows were less than its carrying value. Impairments are measured by the amount by which the carrying value exceeds its fair value. Because the Company uses the successful efforts method, the Company assesses its properties individually for impairment, instead of on an aggregate pool of costs. Impairment of unproven properties is based on the facts and circumstances surrounding each lease and is recognized based on management’s evaluation. Management’s evaluation follows a two-step process where (1) recoverability of the carrying value of the asset is reviewed to determine if there is sufficient value recoverable to support the capitalized value at the report date; and, (2) if assets fail the recoverability test, impairment testing is conducted, including the evaluation of various criteria such as: prior history of successful operations; production currently in place and/or future projected cash flows (if any); reserve reports or evaluations from which management can prepare future cash flow analyses; the Company’s ability to monetize the asset(s) under evaluation; and, Management’s intent regarding future development.

During the three months and nine month periods ended June 30, 2012, the Company recognized an impairment charge in respect of its mineral properties of $20,000  (2011 - $0)  and $225,000(2011-$0)  respectively.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

3. MINERAL PROPERTY OPTION AGREEMENT

On November 15, 2011, the Company through its wholly-owned Quebec subsidiary, 9252-4768 Quebec Inc., entered into a Property Option Agreement with 9228-6202 Quebec Inc., a Quebec corporation (the “Optionor”). Pursuant to the option agreement, the Company received the exclusive option to acquire an undivided 100% right, title and interest in and to certain mineral claims located in Portland Township, Outaouais, Quebec subject to a royalty reserved to the Optionor.  To fully exercise the option and acquire an undivided 100% right, title and interest in and to the Property, the Company was required to: 1) pay an aggregate sum of two hundred and five thousand dollars ($205,000) to Optionor; 2) incur an aggregate of at least sixty-five thousand dollars ($65,000) of expenditures on or with respect to the Property; and 3) issue to Optionor an aggregate number of restricted shares of common stock of the Company equal to twenty thousand US dollars ($20,000). The cash payments, expenditures and stock issuance were scheduled to be completed as follows:

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

Expenditures: The Company is required to incur not less than $65,000 by way of exploration on or before November 15, 2012.  The exploration expenditures remain outstanding and the Company will be required to complete these expenditures to exercise the option.  The Company has received a budget for initial exploration which it expects to conduct in late September 2012.   The budget for this work is $14,975 and the Company has sufficient funds to pay for this program.  The Company does not have sufficient funds currently to pay for the total required exploration expenditures in the amount of $65,000, and will need to raise additional capital to fulfill the terms of of the option.

Stock Issuances: The Company was required to issue an aggregate number of restricted shares of common stock of the Company equal to twenty thousand US dollars ($20,000) pursuant to the terms and conditions of the Property Option Agreement, The Company was required to issue the shares within 10 days of the completion of the forward split or no later than 90 days of execution of the Property Option Agreement.   The Company issued a total of 200,000 shares of common stock at a deemed price of $0.10 per share on May 8, 2012.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

3. MINERAL PROPERTY OPTION AGREEMENT (continued)

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

During the nine month period ended June 30, 2012, the Company made cash payments in the amount of $205,000 and issued a total of 200,000 shares of common stock at a deemed price of $0.10 per share to 9228-6202 Quebec Inc. pursuant to the cash payment and stock payment schedule noted above, which amount was capitalized as option costs on the mineral property. At the close of the quarter ended June 30, 2012, the Company evaluated the recoverability of the amount paid for the option and determined to impair the amount in full, as the Company is currently in the exploration phase, with no proven or probable reserves having yet been determined.

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

On May 8, 2012, the Company issued 200,000 shares of common stock at a deemed price of $0.10 per share for total proceeds of $20,000.

As of June 30, 2012, 288,200,000 shares of common stock were issued and outstanding.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

During the nine month period ended June 30, 2012, the Company further entered into Securities Purchase Agreements with Craigstone Ltd. pursuant to which the Company received $285,000 as  loans from Craigstone in exchange for one (1) Unit consisting of: a Convertible Promissory Note convertible to common stock in whole or in part, at any time and from time to time before maturity at the option of the holder at seventy-five percent (75%) of the average traded price of the common stock for the thirty (30) trading days immediately preceding the conversion date; and a three (3) year Warrant (the “Warrant”) to purchase six hundred twenty-five thousand (625,000) shares of the Company’s Common Stock exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading days immediately preceding the exercise date. The Notes earn simple interest accruing at ten percent (10%) per annum and are due on or before the twelfth month anniversary of the date of execution.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $172,764 on the notes, and $44,431 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount was $50,227 and $99,094 respectively for the three and nine months ended June 30, 2012, which amounts have been recorded as interest expense.

	June 30, 2012	Issue Date
Convertible Promissory Note – face value, due on November 4, 2012	$100,000	$100,000
Convertible Promissory Note – face value, due on January 4, 2013	115,000	115,000
Convertible Promissory Note – face value, due on February 3, 2013	85,000	85,000
Convertible Promissory Note – face value, due on March 8, 2013	35,000	35,000
Convertible Promissory Note – face value, due on May 11, 2013	25,000	25,000
Convertible Promissory Note – face value, due on June 19, 2013	25,000	25,000
Total convertible promissory note – face value	385,000	385,000
Less: beneficial conversion feature	(94,695)	(172,764)
Warrant discount	(23,407)	(44,431)
	$266,898	$167,805

	3 Month period ended	9 Month period ended
	June 30, 2012	June 30, 2012
Amortization of debt discount	$50,227	$99,094
Interest at contractual rate	8,770	17,113
	$58,997	$116,207

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

6. RELATED PARTY TRANSACTIONS

The Company entered into a management consulting agreement with the Company’s sole director and officer, commencing October 1, 2011. Under the terms of the agreement, payments of $2,500 a month, are payable on the 1st of each month.  During the nine month period ended June 30, 2012, the Company made cash payments of $22,500 to its sole director and officer.  In addition, included in prepaid expenses is $2,500 remitted on June 29, 2012 in respect of the July 1, 2012 payment due.

On April 2, 2012, the Company’s principal and controlling shareholder returned 100,000,000 shares (100 Million) of the Company’s issued shares of common stock held by the shareholder for cancellation by the Company.

The Company’s prior Director has loans outstanding with the Company as at June 30, 2012 of $6,417. The amount is due on demand, non-interest bearing and unsecured.

7. WARRANTS

875,000 warrants were issued during the nine month period as required under the terms of Securities Purchase Agreements discussed above in Note 5.  The warrants are exercisable for a period of three years from the date of issue, exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading days immediately preceding the exercise date.

The fair value of the 875,000 warrants totaling $44,431 was recorded as a discount on the convertible notes payable upon issuance. This value was calculated using the Black-Scholes model. The key inputs for the calculation are shown below.

Stock Price on Measurement Date	$0.054 ~ 0.135
Exercise Price of Warrants	$0.041 ~ 0.101
Term of Warrants (years)	3.00
Computed Volatility	131.65% ~ 145.86%
Annual Dividends	0.00%
Discount Rate	1.038%

A summary of the Company’s warrants as of June 30, 2012 is as follows:

	Warrants	Weighted average exercise price

Outstanding at October 1, 2011	0	$0
Granted	875,000	$0.073
Exercised	0	0
Cancelled	0	$0
Outstanding at June 30, 2012	875,000	$0.073
Vested and exercisable at June 30, 2012	875,000
Weighted average fair value per share of warrants granted during the period		$0.073

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

7. WARRANTS (continued)

The following table summarizes information regarding stock purchase warrants outstanding at June 30, 2012:

Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.073	875,000	2.55	$0.073	875,000	2.55	$0.073

9. COMMITMENTS

The Company had entered into an engagement agreement for legal services with a professional law corporation whereby the Company agreed to a retainer on signing of $10,000, with a recurring monthly retainer of $4,000 each month until such time as the agreement is terminated.  The Company recorded the amount of the retainer to accrued expenses which are offset upon receipt of invoices for services rendered. On March 1, 2012, the engagement agreement was terminated and on May 22, 2012 an amount of $13,718 was paid in full and final settlement of the account,

The Company has committed to pay $65,000 in cash under an option agreement to acquire a mineral property as disclosed above in Note 3 – Mineral Property.

10. SUBSEQUENT EVENTS

We have evaluated subsequent events through August 8, 2012. Other than those set out above, there have been no subsequent events after June 30, 2012 for which disclosure is required.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2012 $	September 30, 2011 $
Current Assets	56,761	865
Current Liabilities	292,589	4,739
Working Capital (Deficit)	(235,828)	(3,874)

Cash Flows

	June 30, 2012 $	June 30, 2011 $
Cash Flows from (used in) Operating Activities	(135,133)	(23,820)
Cash Flows from (used in) Investing Activities	(205,000)	-
Cash Flows from (used in) Financing Activities	386,778	2,200
Net Increase (decrease) in Cash During Period	46,645	(21,620)

Operating Revenues

Operating revenues for the three and nine month periods ended June 30, 2012 and 2011 were $0.

Operating Expenses and Net Loss

Comparison of three month periods ended June 30, 2012 and 2011

Operating and other expenses for the three month period ended June 30, 2012 totaled $50,434 and comprised f $20,000 for impairment of mineral claims, $8,796 in professional fees, $7,500 in fees paid under a management contract and $14,138 in other general administrative expenses.   In addition the Company recorded $58,997 as interest expenses, $50,227 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount relating to convertible promissory notes issued during the period.

Operating and other expenses for the period ended June 30, 2011 were $4,913 and are comprised of $1,800 in professional fees and $3,113 in other general administrative expenses.

 Net loss for the three month period ended June 30, 2012 was $109,431 as compared to $4,913 for the three month period ended June 30, 2011.

The increase in operating expenses and losses is predominantly due to the increase in operational activity as the Company undertook new operations in the field of mineral exploration, acquired an option on a mineral property and secured financing.

Comparison of nine month periods ended June 30, 2012 and 2011

Operating and other expenses for the nine month period ended June 30, 2012 totaled $352,943 and are comprised of $225,000 for impairment of mineral claims, $54,236 in professional fees, $22,500 in fees paid under a management contract and $51,207 in other general administrative expenses.   In addition the Company recorded $116,207 as interest expenses, $99,094 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount  relating to convertible promissory notes issued during the period.

Operating and other expenses for the nine month period ended June 30, 2011were $19,931, and comprised of $11,500 in professional fees and $8,431 in other general administrative expenses.

Net loss for the nine month period ended June 30, 2012 was $469,150 as compared to $19,931 for the same period ended June 30, 2011.

The increase in operating expenses and  losses was predominantly related to the increase in operational activity as the Company undertook new operations in the field of mineral exploration, acquired an option on a mineral property and secured financing.

Liquidity and Capital Resources

As at June 30, 2012, the Company hadtotal assets of $56,761 compared to $865 as at September 30, 2011. The increase in total assets is attributable to the receipt of cash proceeds in the amount of $385,000 as a result of financing agreements entered into during the nine month period ended June 30, 2012.

As at June 30, 2012, the Company had total liabilities of $292,589 as compared with total liabilities of $4,739 as at September 30, 2011. The increase in total liabilities was primarily attributed to the completion of a financing agreement whereby the Company received proceeds totaling $385,000 as part of a Securities Purchase Agreement which allows the investor to convert the principal balance to shares of the Company’s common stock during the term of the one year loan agreement, and granted a total of 875,000 share purchase warrants for exercise for a three year term.  The note is convertible at a discount to market price during the term, resulting in a beneficial conversion feature which was valued at $172,764 on the note, and $44,431 on the warrants. This value was recorded as a discount on debt and offset to capital in excess of par value on the date the transactions were concluded. The unamortized balance of these discounts as at June 30, 2012 was $118,102.  During the nine month period ended June 30, 2012 accounts payable and accrued expenses and advances from related parties increased by $19,274 and $1,778 respectively.

As at June 30, 2012, the Company had a working capital deficit of $235,828 compared with a working capital deficit of $3,874 as at September 30, 2011.  The increase in working capital deficit is mainly attributable to the increase in current liabilities as a result of the financing activities of the Company by way of convertible loans, and the Company’s expenditures to acquire an option on certain mineral property.

The Company is commencing the exploration as required under its mineral property option agreement.

The initial proposed work program and budget is as detailed below:

A first ground prospection survey will verify the exact localization of each apatite occurrence which will allow us to select targets for our work program.  Various sampling for rare earth metals (“REE”) will be done on each occurrence for each geological element.  A small compilation of available data will also be done to provide for basic historic information about these occurrences:

1.5 days of senior geologist	($650/day)	$975
6 days of junior geologist	($450/day)	2,700
5 days of technician	($325/day)	1,625
40 samples	($100/sample)	4,000
Sample storage	($25/sample)	1,000
Lodging and food for 5 days for two (10)	($170/day)	1,700
950 km	($1/km)	950
Report		1,700
		$14,675

The Company will require a minimum of $350,000 for the upcoming twelve month period for exploration on its Quebec property totaling $65,000, general working capital and maintenance of its reporting status.    This amount does not include any funds for ongoing acquisitions or any additional funds for exploration and development of the Company’s current mineral properties.   The Company does not currently have sufficient funds to fund the next twelve months of operations.    We will be required to raise additional funds either through equity financings or by way of loans.   There is no assurance that we will be able to raise the funds as required or at all.  If we are unable to raise funds to continue operations we may have to cease operations.  The Company believes that it will be able to raise funds from it current lender to continue operations but there is no assurance that it will be able to do so and there are currently no agreements for ongoing financing.  We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Cashflow from Operating Activities

During the period ended June 30, 2012, the Company used $135,133 cash in its operating activities, compared to $23,820 during the period ended June 30, 2011. The increase in net cash used in operating activities is attributed to the Company’s acquisition of an option on certain mineral claims, which caused the increase cash used in professional, management, and consulting fees and other operating expenses.

Cashflow from Investing Activities

During the nine month period ended June 30, 2012 the Company used $205,000 cash to acquire certain mineral claims.  There was no similar activity in the nine month period ended June 30, 2011.

Cashflow from Financing Activities

During the nine month period ended June 30, 2012, the Company received $386,778 of cash from financing activities compared to $0 for the nine month period ended June 30, 2011.  The change in cash flows from financing activities is attributed to advances from related parties totaling $1,778 and proceeds from the issuance of convertible notes totaling $385,000.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our 2011 and 2010 audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

ITEM 4.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on January 13, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 11, 2012 and June 19, 2012 respectively the Company entered into two further Securities Purchase Agreements with Craigstone Ltd. pursuant to which the Company received a total of $50,000 as  loans from Craigstone in exchange for one (1) Unit consisting of: a Convertible Promissory Note convertible to common stock in whole or in part, at any time and from time to time before maturity at the option of the holder at seventy-five percent (75%) of the average traded price of the common stock for the thirty (30) trading days immediately preceding the conversion date; and a three (3) year Warrant (the “Warrant”) to purchase one hundred and twenty-five thousand (125,000) shares of the Company’s Common Stock exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading days immediately preceding the exercise date. The Notes earn simple interest accruing at ten percent (10%) per annum and are due on or before the twelfth month anniversary of the date of execution.

The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act, based upon the following: (a) each of the persons to whom the shares of Common Stock were issued (each such person, an “Investor”) confirmed to the Company that it or he is an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each Investor acknowledged that all securities being purchased were being purchased for investment intent and were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.               OTHER INFORMATION

On May 7, 2012, Solo International, Inc. (“SOLO”) received notification from the British Columbia Securities Commission (“BCSC”) that the company which was providing investor relations for tus was providing such investor relations from an office located in theProvince of British Columbia.   As a result, the BCSC Executive Director  issued an order that all trading in the SOLO’s securities in the Province of British Columbia cease until SOLO filed the required records and the Executive Director revokes the order.  On June 28, 2012, we received notification from the BCSC that all of its required filings were current and the cease trade order was revoked.

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

SOLO INTERNATIONAL, INC.

Dated:  August 13, 2012                                                       /s/ Michel Plante
By: Michel Plante
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)