Form 10-Q/A
period 2012-06-30
Solo International, Inc
filed 2012-09-13
CIK 1501845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Solo International Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language);

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.                EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Certificate of Change	Filed with the SEC on November 7, 2011 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.01	Service Agreement between Solo International, Inc. and “TIRCARS” Sp. J dated August 30, 2010	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.02	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated November 4, 2011	Filed with the SEC on November 15, 2011 as part of our Current Report on Form 8-K.
10.03	Option Agreement by and between Solo International, Inc. and 9228-6202 Quebec Inc., dated November 15, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K
10.04	Amended Option Agreement by and between 9252-4768 Quebec Inc. and 9228-6202 Quebec Inc. dated December 20, 2011	Filed with the SEC on January 3, 2012 as part of our Amended Current Report on Form 8-K/A.
10.05	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated January 10, 2012	Filed with the SEC on January 12, 2012 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed with the SEC on August 14, 2012
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed with the SEC on August 14, 2012
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed with the SEC on August 14, 2012
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLO INTERNATIONAL, INC.

Dated:  September 13, 2012                                                       /s/ Michel Plante
By: Michel Plante
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)