Form 10-K
period 2012-09-30
Solo International, Inc
filed 2012-12-31
CIK 1501845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

333-170096
Commission File Number

SOLO INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

871 Coronado Center Dr. Ste 200, Henderson, NV	89052
(Address of principal executive offices)	(Zip Code)

(702) 330-3285
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[X]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $7,232,400 (based on 88,200,000 shares held by non-affiliates and closing market price of $0.082per share as of March 30, 2012 (the last business day of the registrant’s most recently completed second quarter)), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[ ]	No	[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

288,200,000 shares of common stock issued and outstanding as of December 20, 2012

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

None

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:

•	the uncertainty that we will not be able to successfully identify commercially viable resources on our exploration properties;
•	risks related to the large number of established and well-financed entities that are actively competing for limited resources within the mineral property exploration field;
•	risks related to the failure to successfully manage or achieve growth of our business if we are successful in identify a viable mineral resource, and;
•	other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Annual Report, the terms "we," "us," “Company,” "our" and "Solo" mean Solo International, Inc., unless otherwise indicated.

Measurement & Currency

Conversion of metric units into imperial equivalents is as follows:
Metric Units	Multiply by	Imperial Units
hectares	2.471	= acres
meters	3.281	= feet
kilometers	0.621	= miles (5,280 feet)
grams	0.032	= ounces (troy)
tonnes	1.102	= tons (short) (2,000 lbs)
grams/tonne	0.029	= ounces (troy)/ton

Cautionary Note to United States Investors
We caution U.S. investors that the Company may have materials in the public domain that may use terms that are recognized and permitted under Canadian regulations, however the U.S. Securities and Exchange Commission (“S.E.C.”) may not recognize such terms.  We have detailed below the differences in the SEC regulations as compared to the Canadian Regulations under National Instrument NI 43-101.

S.E.C. Industry Code	National Instrument 43-101 (“NI 43-101”)
Reserve:  That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  The United States Securities and Exchange Commission requires a final or full Feasibility Study to be completed in order to support either Proven or Probable Reserves and does not recognize other classifications of mineralized deposits.  Note that for industrial mineral properties, in addition to the Feasibility Study, “sales” contracts or actual sales may be required in order to prove the project’s commerciality and reserve status.

Mineral Reserve:  The economically mineable part of a Measured or Indicated Mineral Resource demonstrated by at least a Preliminary Feasibility study.  This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

Proven Reserves:  Reserves for which a quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling; the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, share, depth and mineral content of reserves are well established.

Proven Mineral Reserve:  The economically mineable part of a Measured Mineral Resource demonstrated by at least a Preliminary Feasibility study.  This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

Probable Reserves:  Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Probable Mineral Reserve:  The economically mineable part of an indicated, and in some circumstances, a Measured Mineral Resource, demonstrated by at least a Preliminary Feasibility Study.  This study must include adequate information on mining, processing, metallurgical, and economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

PART I

ITEM 1. BUSINESS

Corporate Information

The address of our principal executive office is 871 Coronado Center Dr., Ste 200, Henderson, NV 89052.  Our telephone number is 702-330-3285.

Our common stock is quoted on the OTCBB (“Over-the-Counter- Bulletin-Board”) under the symbol "SLIO".

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

Current Business

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

To fully exercise the Option and acquire an undivided 100% right, title and interest in and to the Property, the Optionee was required to:

 1) pay an aggregate sum of two hundred five thousand dollars ($205,000) to Optionor (the “Cash Payments”); 2) incur an aggregate of at least sixty-five thousand dollars ($65,000) of expenditures on or with respect to the Property (the “Expenditures”); and 3) issue to Optionor an aggregate number of restricted shares of common stock of the Company (the “Stock Issuances”) equal to twenty thousand US dollars ($20,000), as further set forth in the Option Agreement. The Cash Payments, Expenditures and Stock Issuances are herein collectively referred to as the “Option Price” and were to be paid as follows:

Cash Payments: The Optionee was required to pay the Cash Payments to Optionor in the following amounts and by the dates described below:

i.	$50,000 within 2 business days of the execution of this Option Agreement (the “First Option Payment”);
ii.	$70,000 within 30 days following the First Option Payment (the “Second Option Payment”);
iii.	$70,000 within 30 days following the Second Option Payment (the “Third Option Payment”);
iv.	$15,000 within 30 days following the Third Option Payment (the “Fourth Option Payment”);

Expenditures: The Optionee was required to incur Expenditures on or with respect to the Property in the following amounts and by the dates described below:

i.	Incurring exploration expenditures on the Property of not less than $65,000 prior to the first anniversary of the execution of the Option Agreement or November 15, 2012;

Stock Issuances: The Optionee was required to issue an aggregate number of restricted shares of common stock of the Company equal to twenty thousand US dollars ($20,000) pursuant to the terms and conditions of the Option Agreement.

Upon satisfaction of the foregoing terms and conditions, the Optionee would have fully exercised the Option and acquired an undivided 100% right, title and interest in and to the Property, subject to certain royalties reserved to Optionor per the terms of the Option Agreement, and in and to any resulting mineral permits or leases.

On November 27, 2012, the Option Agreement was further amended to revise the requirement to expend the $65,000 on exploration expenditures to read that the Optionee has earned its 100% right and interest in the Property for the payment of all expenditures to November 27, 2012 and for allowing the Optionor to utilize a portion of the expenditures expended byt the Optionee to apply to certain of the Optionor’s claims.

As of the date of this Annual Report on Form 10-K, we have fulfilled all of our requirements under the Option Agreement, as amended and earned our 100% right, title and interest in and to the Property.

As of the date of this Report, we are an exploration stage company engaged in the acquisition and exploration of mineral properties, with a focus on the country of Canada. We have not acquired our first mineral Property and commenced exploration on the Property.  We are currently negotiating to acquire further claims in the area.    We intend to continue exploration on our already acquired Property.

At this point, we are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals for discovering the presence of these minerals, and their extent.

Our proposed exploration programs may not result in the discovery of commercially exploitable reserves of valuable minerals. Exploration for minerals is a speculative venture involving substantial risk. The probability of any mineral property ever having commercially exploitable reserves is unlikely, and it is probable that this Property may not contain any commercially exploitable reserves. If we are unable to find reserves of valuable minerals or if we cannot remove the minerals either because we do not have the capital to do so, or because it is not economically feasible to do so, then we will cease operations relating to the Property and we will attempt to seek out alternate properties. In the event that we cease operations relating to the Property, any funds received by the Company will be used to pay our working capital expenses and potential investors likely lose their investment in the Company.

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

The Philadelphia Claim was obtained by map designation, henceforth the principal method for acquiring a claim, and the Philadelphia Claim was registered on November 29, 2010. The term of a claim is two years, from the day the claim is registered and it can be renewed indefinitely providing the holder meets all the conditions set out in the Mining Act, including the obligation to invest a minimum amount required in exploration work determined by regulation.  The Act includes provisions to allow any amount disbursed to perform work in excess of the prescribed requirements to be applied to subsequent terms of the claim. The Philadelphia Claim registration is set to expire on November 28, 2012, unless it is renewed.  We have met our expenditure requirement on the Claim and are in the process of renewing the registration. Recent assessments of several areas near Notre Dame-de-la-Salette indicate recoverable deposits of apatite in the Philadelphia Claim previously mined in the late 1800’s. There are several other old mines near this location: McLaren, Lac Tamo, Craft, North Star and Chapleau.

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

The Second Claim is currently recorded with the Ministere of Natural Resources Quebec. The Second Claim was also obtained by map designation, henceforth the principal method for acquiring a claim, and the Second Claim was registered on October 19, 2010. The term of the claim is two years, from the day the claim is registered and it can be renewed indefinitely providing the holder meets all the conditions set out in the Mining Act, including the obligation to invest a minimum amount required in exploration work determined by regulation. The Act includes provisions to allow any amount disbursed to perform work in excess of the prescribed requirements to be applied to subsequent terms of the claim. The Second Claim registration is set to expire on October 18, 2012, unless it is renewed.   We have undertaken exploration work on this claim and this Claim has been renewed, with a new expiration date of October 18, 2013.

Work done on the Property to date is presented below under “Exploration Programs” on page 12.

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

Exploration Programs:

Phase I

The Company has completed Phase 1 during the month of September, 2012, which was its initial survey consisting of prospecting and locating historic apatite mine sites and sampling of the mine sites located.   The Company’s consulting geologist recommended  commencing Phase II of the Company’s planned exploration program. The objective of the initial phase of exploration was to locate the historic mine site on the claims and sample the site to evaluate its REE content. Further the objective was to try to define if there is any zoning between heavy and light REE in the skarns. This initial phase was carried on between September 18th and 21th 2012 by a geologist and a technician. The crew was able to locate the old mine site, along with 2 other small open pits and many outcrops in the immediate surroundings. The site is easily accessible by main roads and a small walk through a clear bush road. 26 samples were taken on the main mine site, 11 blocks were sampled and 5 other samples were taken on other outcrops and pits. The samples were bagged on site and then sent to Val D'Or Minerals Lab for preparation by crushing (Split off 1kg and pulverize split to better than 85% passing 75 microns) and REE assaying by inductively coupled plasma mass spectrometry (ICP-MS).  Apatite minerals found on site were sent to the University of Quebec's mineral lab to evaluate their REE contents with a scanning electron microscope.

Phase II

The second phase exploration program started on the 16th day of October. The exploration team was comprised of a senior geophysicist and a technician. Their objective was to find new mining pits in the surrounding area of the main historical pit site and to sample the new sites for REE. The team will also undertake a geophysical reconnaissance survey. A beep mat will be brought on the property to verify the geophysical signals of the skarns zones at surface, which is the host rock of apatite and REE. A Beep Mat BM4+ was used to evaluate if there are any electro magnetism and magnetism signals which will allow us to separate skarns zones and their surroundings close to the surface.

While the Company has received results it does not yet have a NI43-101 compliant report which will allow it to release the results in Canada as the Company is a reporting issuer in both Canada and the U.S.  The Company expects to finalize an NI43-101 report before March 31, 2013.

Plan of Operation

We have implemented our  initial exploration program and completed our Phase I and Phase II exploration programs.  We plan to continue to conduct mineral exploration activities on the Property to assess whether the Property contains mineral reserves capable of commercial extraction. To date, we have not identified any commercially exploitable reserves of minerals on the Property.

Phase III and Phase IV

A Phase III ground geophysical survey should be able to generate drilling targets for apatite in any skarn zones identified or elsewhere on the property. Phase IV will then either drill or mechanically strip the geophysical anomalies. Both third and fourth phases can be done even if the ground is frozen or if snow is present. We expect to begin these  phases (Phase III and Phase IV) of the program around the first calendar quarter of 2013, assuming we have adequate funds to continue our operations. Phase III will consist of retaining a consultant(s) to conduct core sampling and analysis. Core sampling is the process of drilling holes to a depth of up to 100 feet in order to extract a sample of earth. Depending on the availability of funds, we intend to drill a minimum of 16 holes to a depth of 100 feet each (totaling 1,600 linear feet) and a maximum of 32 holes to a depth of 100 feet each (totaling 3,200 linear feet). We anticipate that it will take between one to three months to drill 16-32 holes to a depth of 100 feet each. Our estimated costs for drilling is approximately $20.00 per foot; thus to drill 16 holes to a depth of 100 feet, it will cost approximately $32,000 and to drill 32 holes to a depth of 100 feet, it will cost approximately $64,000. Additionally, we will pay a consultant(s) up to a maximum of $5,000 per month for his or her services during Phase III. We anticipate that it will take between one to three months to conduct Phase III; thus, we will pay the consultant(s) a minimum of $5,000 and a maximum of $15,000.

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

Total maximum expenditures for the exploration of the Property over the next 12 months are expected to range from approximately $100,000 to $300,000. If sufficient funds are available we will continue with Phase III and Phase IV until funds are no longer available. In the event we have enough money to begin but not to complete one of the Phases, we will cease operations until we raise more money. If we cannot or do not raise sufficient money to complete  our planned Phases, or if our exploration activities are not successful, we will discontinue exploration of the Property and any funds spent on exploration will likely be lost.

Phase	Exploration Activities	Anticipated Timeframe	Cost
Phase III & Phase IV	Retention of consultant(s) to conduct: Core sampling and analysis of samples derived from core sampling.	Expected to begin in the first calendar quarter of 2013 (dependent on funding).	$100,000 - $3000,000 (dependent on the number of holes drilled and the duration of consultant’s services)
TOTAL			$100,000 – $300,000

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

Rare Earth Elements: World Production and Reserves - 2009
Country	Mine Production (metric tons)	% of total	Reserves (million metric tons)	% of total	Reserve Base (million metric tons)(1)	% of total
United States	none		13.0	13	14.0	9.3
China	120,000	97	36.0	36	89.0	59.3
Russia (and other former Soviet Union countries)			19.0	19	21.0	14
Australia			5.4	5	5.8	3.9
India	2,700	2	3.1	3	1.3	1
Brazil	650		small
Malaysia	380		small
Other	270		22.0	22	23	12.5
Total	124,000		99.0		154
Source: U.S. Department of the Interior, Mineral Commodity Summaries, USGS, 2010.

1.	Reserve Base is defined by the USGS to include reserves (both economic and marginally economic) plus some subeconomic resources (i.e., those that may have potential for becoming economic reserves).

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

Since our inception through September 30, 2012, the Company has earned no revenue and has incurred a net loss of $578,753.  We do not anticipate earning revenues until such time as we enter into commercial production of the Property. We expect to incur operating losses in future periods. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations which will have a significant negative impact on the Company's operations.

Key management personnel may leave the Company, which could adversely affect the ability of the Company to continue operations.

The Company is entirely dependent on the efforts of its President because of the time and effort that he devotes to the Company. Mr. Michel Plante currently devotes between 5 and 10 hours per week to our business and any additional time when required. He is in charge of supervising all exploration programs that we carry out including supervision of any consultants or contractors that we engage to assist in exploration. The loss of Mr. Plante could have a material adverse effect on the business and its prospects and there is no guarantee that replacement personnel, if any, will help the Company to operate profitably. The Company does not maintain key person life insurance on its President.

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

The Philadelphia Claim is a 59.96 hectare claim with no exploration restriction located 3.6 km NE of Notre Dame-de-la-Salette (45° 46’ 04”N 75° 35’ 07”W), a small village of 745 people located in the Outaouais region of Quebec, and has an easy road access as it is 170 meters off of a main road. The Philadelphia Claim is currently recorded with the Ministere of Natural Resources Quebec. The claim gives the holder an exclusive right to search for mineral substances in the public domain, except sand, gravel, clay and other loose deposits, on the land subjected to the claim. The Philadelphia Claim was obtained by map designation, henceforth the principal method for acquiring a claim, and the Philadelphia Claim was registered on November 29, 2010. The term of a claim is two years, from the day the claim is registered and it can be renewed indefinitely providing the holder meets all the conditions set out in the Mining Act, including the obligation to invest a minimum amount required in exploration work determined by regulation. The Act includes provisions to allow any amount disbursed to perform work in excess of the prescribed requirements to be applied to subsequent terms of the claim. The Philadelphia Claim registration is set to expire on November 28, 2012, unless it is renewed. We are presently in the process of renewing the Claim but have not recieved a a new expiration date as of the date of this filing.  Recent assessments of several areas near Notre Dame-de-la-Salette indicate recoverable deposits of apatite in the Philadelphia Claim previously mined in the late 1800’s. There are several other old mines near this location: McLaren, Lac Tamo, Craft, North Star and Chapleau.

The Second Claim is currently recorded with the Ministere of Natural Resources Quebec. The Second Claim was also obtained by map designation, henceforth the principal method for acquiring a claim, and the Second Claim was registered on October 19, 2010. The term of the claim is two years, from the day the claim is registered and it can be renewed indefinitely providing the holder meets all the conditions set out in the Mining Act, including the obligation to invest a minimum amount required in exploration work determined by regulation. The Act includes provisions to allow any amount disbursed to perform work in excess of the prescribed requirements to be applied to subsequent terms of the claim. The Second Claim registration is set to expire on October 18, 2012, unless it is renewed.  This Claim has been renewed and expires October 18, 2013.

ITEM 3.    LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

. Our common stock has been quoted on the OTC Bulletin Board since December 23, 2010 under the symbol “SLIO.OB” and began trading on December 7, 2011. Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB since we began trading December 7, 2011 based on our fiscal year end September 30, 2012. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Quarter	High ($)	Low ($)
4th Quarter ended 9/30/2012	0.10	0.03
3rd Quarter ended 6/30/2012	0.10	0.04
2nd Quarter ended 3/31/ 2012	0.10	0.04
1st Quarter ended 12/31/2011	0.11	0.09

The above information was prepared by the Company from data on OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of December 20, 2012, there were 44 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

Dividends

On October 13, 2011, Board of Directors of the Company authorized a forward split (the “Forward Split”) of its issued and outstanding common shares, whereby every one (1) old share of common stock shall be exchanged for one hundred (100) new shares of the Company's common stock. As a result, the issued and outstanding shares of common stock increased from three million eight hundred eighty thousand (3,880,000) prior to the Forward Split to three hundred eighty eight million (388,000,000) following the Forward Split. FINRA confirmed approval of the Forward Split, payable as a dividend to shareholders, and the Forward Split became effective on October 21, 2011. The Forward Split shares were payable upon surrender of certificates to the Company's transfer agent.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities:

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

During the fiscal year ended September 30, 2012, the Company entered into further Securities Purchase Agreements with Craigstone Ltd. pursuant to which the Company received $320,000 as  loans from Craigstone in exchange for one (1) Unit consisting of: a Convertible Promissory Note convertible to common stock in whole or in part, at any time and from time to time before maturity at the option of the holder at seventy-five percent (75%) of the average traded price of the common stock for the thirty (30) trading days immediately preceding the conversion date; and a three (3) year Warrant (the “Warrant”) to purchase seven hundred twelve thousand five hundred (712,500) shares of the Company’s Common Stock exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading days immediately preceding the exercise date. The Notes earn simple interest accruing at ten percent (10%) per annum and are due on or before the twelfth month anniversary of the date of execution.

On October 19, 2012 and October 26, 2012 respectively, the Company entered into two Securities Purchase Agreements with Craigstone Ltd., each in the amount of $15,000 pursuant to which the Company received $30,000 as  loans from Craigstone in exchange for one (1) Unit consisting of: a Convertible Promissory Note convertible to common stock in whole or in part, at any time and from time to time before maturity at the option of the holder at seventy-five percent (75%) of the average traded price of the common stock for the thirty (30) trading days immediately preceding the conversion date; and a three (3) year Warrant (the “Warrant”) to purchase seventy five thousand (75,000) shares of the Company’s Common Stock exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading days immediately preceding the exercise date. The Notes earn simple interest accruing at ten percent (10%) per annum and are due on or before the twelfth month anniversary of the date of execution.

Exemption From Registration. The shares of Common Stock referenced above were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act, based upon the following: (a) each of the persons to whom the shares of Common Stock were issued (each such person, an “Investor”) confirmed to the Company that it or he is an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each Investor acknowledged that all securities being purchased were being purchased for investment intent and were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

There were no further unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6.    SELECTED FINANCIAL DATA

The Company is a smaller reporting company and is not required to provide this information.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This current report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  You should not place undue reliance on these statements, which speak only as of the date that they were made.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Summary

The Company continues to pursue its primary goals of providing internet marketing and business solutions for a variety of international customers.

Liquidity & Capital Resources

We are an exploration stage company engaged in the exploration of mineral properties. To date, we have not generated any revenues.

Cash on hand at September 30, 2012 was $49,154 as compared to $32 as of September 30, 2011. Our total liabilities were $357,430 as compared to $4,739 at September 30, 2011. This significant change was as a result of all a convertible promissory notes in the amount of $321,421 for operations.

In order to meet all of the current commitments and fund operations for the next twelve months the Company estimates it will require a minimum of $500,000. We intend to undertake exploration on our mineral properties of approximately $300,000 and have allocated an additional $200,000 for operations, which may include the acquisition of additional properties as well as general and administrative costs.  The Company believes it can raise sufficient funding to meet its ongoing obligations for the next twelve months from its current investor.

We do not have sufficient funds to meet our next twelve month obligations. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and ultimately upon our ability to achieve and maintain profitable operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.   We do not currently have sufficient capital to meet our obligations as they come due and our assumption that we can raise the sufficient funding cannot be relied upon.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

We recorded an operating loss of ($395,980) for the fiscal year ended September 30, 2012 as compared to an operating loss of ($25,360) for the fiscal year ended September 30, 2011. The increase in operating losses results from an impairment of mineral properties in the amount of $225,000 during fiscal 2012 as compared to no impairment during fiscal 2011, an increase in exploration expenses from $Nil (2011) to $17,815 (2012), an increase in professional fees from $13,300 (2011) to $63,032 (2012), an increase in management fees from $Nil (2011) to $30,000 (2012) and an increase in general and administration from $12,060 (2011) to $60,133 (2012).

From inception we have an operating loss of $422,054.

Net loss for fiscal 2012 was $578,753 as compared to $25,360 for fiscal 2011 and includes interest expenses of $182,773 for 2012 as compared to no interest expense for 2011.   Our net loss per share remained constant at $0.00 during fiscal 2011 and 2012.

The increase in net losses and operating losses in 2012 over fiscal 2011 is due to the Company commencing operations and acquiring and undertaking exploration on its mineral properties.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.

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

All financial information required by this Item is attached hereto below beginning on page 28.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

September 30, 2012
(Stated in US Dollars)

Page

Audited Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	29-30

Consolidated Balance Sheets	31

Consolidated Statements of Operations	32

Consolidated Statements of Changes in Stockholders’ Equity	33

Consolidated Statements of Cash Flows	34

Notes to Audited Consolidated Financial Statements	35 to 42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Solo International, Inc.:

We have audited the accompanying balance sheets of Solo International, Inc. (“the Company”) as of September 30, 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solo International, Inc., as of September 30, 2012, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Borgers & Cutler CPA’s PLLC
Borgers & Cutler CPA’s PLLC
Denver, CO
December 21, 2012

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
PLS CPA, A Professional Corp,
January 13, 2012
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
AUDITED

	September 30, 2012	September 30, 2011
ASSETS
Current
Cash	$44,561	$32
Prepaid expenses	4,593	833
Total Current Assets	49,154	865
Total Assets	$49,154	$865

LIABILTIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$29,592	$100
Advances from related parties	6,417	4,639
Convertible promissory notes, net (Note 5)	321,421	-
Total Current Liabilities	357,430	4,739

STOCKHOLDERS’ DEFICIT
Common stock: 900,000,000 shares authorized, at $0.001 par value 288,200,000 and 388,000,000 shares issued and outstanding as at September 30, 2012 and September 30, 2011, respectively	288,200	388,000
Capital in excess of par value	8,351	(365,800)
Deficit accumulated during the exploration stage	(604,827)	(26,074)
Total Stockholders’ Deficit	(308,276)	(3,874)
Total Liabilities and Stockholders’ Deficit	$49,154	$865

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
AUDITED

	Fiscal year ended September 30,		April 30, 2010 (date of Inception) to September 30,
	2012	2011	2012

REVENUE	$-	$-	$-

EXPENSES
Exploration expenses	17,815	-	17,815
Professional fees	63,032	13,300	76,332
Management fees	30,000	-	30,000
Impairment of mineral property option costs	225,000	-	225,000
Other general and administrative expenses	60,133	12,060	72,907
OPERATING LOSS	(395,980)	(25,360)	(422,054)

OTHER INCOME (EXPENSES)
Interest expense	(182,773)	-	(182,773)

NET LOSS	$(578,753)	$(25,360)	(604,827)

Basic and diluted loss per share	$(0.00)*	$(0.00)*

Weighted average number of shares outstanding, basic and diluted	338,625,683	388,000,000

*Less than $0.01 per share.

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Period from April 30, 2010 (date of inception) to September 30, 2012
AUDITED

				Accumulated Deficit
			Capital in	During the
			Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Balance April 30, 2010	-	$-	$-	$-	$-
Issuance of common shares for cash	300,000,000	300,000	(297,000)	-	3,000
Issuance of common shares for cash	72,000,000	72,000	(57,600)	-	14,400
Issuance of common shares for cash	16,000,000	16,000	(11,200)	-	4,800
Net loss for the period	-	-	-	(714)	(714)
Balance, September 30, 2010	388,000,000	388,000	(365,800)	(714)	21,486
Net loss for the year ended September 30, 2011	-	-	-	(25,360)	(25,360)
Balance, September 30, 2011	388,000,000	388,000	(365,800)	(26,074)	(3,874)
Beneficial conversion features			197,176		197,176
Valuation of warrants			57,175		57,175
Shares returned to treasury	(100,000,000)	(100,000)	100,000		-
Issuance of common shares for acquisition of mineral property	200,000	200	19,800		20,000
Net loss for the year ended September 30, 2012				(578,753)	(578,753)
Balance, September 30, 2012	288,200,000	$288,200	$8,351	$(604,827)	$(308,276)

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
AUDITED

	Fiscal Year ended September 30, 2012	Fiscal Year ended September 30, 2012	From Inception (April 30, 2010) to September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(578,753)	$(25,360)	$(604,827)
Adjustments to reconcile net (loss) to cash (used) in exploration stage activities:
Amortization of discount on convertible promissory notes reflected as interest expense	155,772	-	155,772
Impairment of mineral property option costs	225,000	-	225,000
Changes in current assets and liabilities:
(Increase) decrease in prepaid expenses	(3,760)	(833)	(4,593)
Increase (decrease) in accounts payable and accrued liabilities	29,492	100	29,592
Net cash (used) in operating activities	(172,249)	(26,093)	(199,056)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral claims	(205,000)	-	(205,000)
Net cash used in investing activities	(205,000)	-	(205,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	1,778	4,465	6,417
Proceeds from convertible notes payable	420,000	-	420,000
Proceeds from issuance of common stock	-	-	22,200
Net cash provided by financing activities	421,778	4,465	448,617

Increase (decrease) in cash during the period	44,529	(21,628)	44,561
Cash, beginning of period	32	21,660	-
Cash, end of period	$44,561	$32	$44,561

Supplement cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-cash transactions:
Shares issued for acquisition of mineral property	$20,000	$-	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Audited)

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

Since Inception (April 30, 2010) through September 30, 2012, the Company has not generated any revenue and has an accumulated deficit of $604,827.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for consolidated financial information and pursuant to the rules and regulations of the SEC. Accordingly; they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. However, management believes that the disclosures made are adequate to make the information not misleading. Management has evaluated subsequent events through the date the financial statements were issued.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Audited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Going Concern
The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since Inception resulting in an accumulated deficit of $604,827 as of September 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans as may be negotiated and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Audited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Basic and Diluted Loss Per Share
The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  Diluted loss per share is the same as basic loss per share for the fiscal year ended September 30, 2012 and 2011.   We incurred losses during these periods and   the effects of the additional securities would be anti-dilutive.

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

During the fiscal year ended September 30, 2012, the Company recognized an impairment charge in respect of its mineral property option agreement of $ $225,000 (2011-$0).

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Audited)

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

Expenditures: The Company is required to incur not less than $65,000 by way of exploration on or before November 15, 2012.  The Company has spent $17,815 for initial exploration during the fiscal year ended September 30, 2012.

Stock Issuances: The Company was required to issue an aggregate number of restricted shares of common stock of the Company equal to twenty thousand US dollars ($20,000) pursuant to the terms and conditions of the Property Option Agreement, The Company was required to issue the shares within 10 days of the completion of the forward split or no later than 90 days of execution of the Property Option Agreement.   The Company issued the shares on May 8, 2012 and issued a total of 200,000 shares of common stock at a deemed price of $0.10 per share which was the first trading price of the stock after the completion of the forward split.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Audited)

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

During the fiscal year ended September 30, 2012, the Company made cash payments in the amount of $205,000 and issued a total of 200,000 shares of common stock at a deemed price of $0.10 per share to 9228-6202 Quebec Inc. pursuant to the cash payment and stock payment schedule noted above, which amount was capitalized as option costs on the mineral property. At the close of the period ended September 30, 2012, the Company evaluated the recoverability of the amount paid for the option and determined to impair the amount in full, as the Company is currently in the exploration phase, with no proven or probable reserves having yet been determined.

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

On April 2, 2012, the principal and controlling shareholder of Solo International Inc. (the “Company”) returned 100,000,000 (100 Million) shares of the Company’s issued shares of common stock held by the shareholder for cancellation by the Company.

On May 8, 2012, the Company issued 200,000 shares of common stock at a deemed price of $0.10 per share for total proceeds of $20,000 as part of the purchase consideration payable under the mineral property option agreement.

As of September 30, 2012, 288,200,000 shares of common stock were issued and outstanding.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Audited)

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

During the fiscal year ended September 30, 2012, the Company entered into further Securities Purchase Agreements with Craigstone Ltd. pursuant to which the Company received $320,000 as  loans from Craigstone in exchange for one (1) Unit consisting of: a Convertible Promissory Note convertible to common stock in whole or in part, at any time and from time to time before maturity at the option of the holder at seventy-five percent (75%) of the average traded price of the common stock for the thirty (30) trading days immediately preceding the conversion date; and a three (3) year Warrant (the “Warrant”) to purchase seven hundred twelve thousand five hundred (712,500) shares of the Company’s Common Stock exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading days immediately preceding the exercise date. The Notes earn simple interest accruing at ten percent (10%) per annum and are due on or before the twelfth month anniversary of the date of execution.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $197,176 on the notes, and $57,175 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount was $155,772 for the fiscal year ended September 30, 2012, which amounts have been recorded as interest expense.

	September 30, 2012	Issue Date
Convertible Promissory Note – face value, due on November 4, 2012	$100,000	$100,000
Convertible Promissory Note – face value, due on January 4, 2013	115,000	115,000
Convertible Promissory Note – face value, due on February 3, 2013	85,000	85,000
Convertible Promissory Note – face value, due on March 8, 2013	35,000	35,000
Convertible Promissory Note – face value, due on May 11, 2013	25,000	25,000
Convertible Promissory Note – face value, due on June 19, 2013	25,000	25,000
Convertible Promissory Note – face value, due on September 11, 2013	35,000	35,000
Total convertible promissory note – face value	420,000	420,000
Less: beneficial conversion feature	(74,290)	(197,176)
Warrant discount	(24,289)	(57,175)
	$321,421	$165,649

Interest Expense
	September 30, 2012	September 30, 2011
Amortization of debt discount	$155,772	$-
Interest at contractual rate	27,001	-
	$182,773	$-

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Audited)

6. RELATED PARTY TRANSACTIONS

The Company entered into a management consulting agreement with the Company’s sole director and officer, commencing October 1, 2011. Under the terms of the agreement, payments of $2,500 a month, are payable on the 1st of each month.  During the fiscal year ended September 30, 2012, the Company made cash payments of $30,000 to its sole director and officer.

On April 2, 2012, the Company’s principal and controlling shareholder returned 100,000,000 (100 Million) shares of the Company’s issued shares of common stock held by the shareholder for cancellation by the Company.

The Company’s prior Director has loans outstanding with the Company as at September 30, 2012 of $6,417. The amount is due on demand, non-interest bearing and unsecured.

7. WARRANTS

962,500 warrants were issued during the fiscal year ended September 30, 2012 as required under the terms of Securities Purchase Agreements discussed above in Note 5.  The warrants are exercisable for a period of three years from the date of issue, exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading days immediately preceding the exercise date.

The fair value of the 962,500 warrants totaling $57,175 was recorded as a discount on the convertible notes payable upon issuance. This value was calculated using the Black-Scholes model. The key inputs for the calculation are shown below.

Stock Price on Measurement Date	$0.054 ~ 0.135
Exercise Price of Warrants	$0.041 ~ 0.101
Term of Warrants (years)	3.00
Computed Volatility	131.65% ~ 145.86%
Annual Dividends	0.00%
Discount Rate	1.038%

A summary of the Company’s warrants as of September 30, 2012 is as follows:

	Warrants	Weighted average exercise price

Outstanding at October 1, 2011	0	$0
Granted	962,500	$0.069
Exercised	0	0
Cancelled	0	$0
Outstanding at September 30, 2012	962,500	$0.069

Vested and exercisable at September 30, 2012	962,500
Weighted average fair value per share of warrants granted during the period		$0.069

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Audited)

7. WARRANTS (continued)

The following table summarizes information regarding stock purchase warrants outstanding at September 30, 2012:

Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.069	962,500	2.36	$0.069	962,500	2.36	$0.069

9. COMMITMENTS

The Company entered into an engagement agreement for legal services with a professional law corporation whereby the Company agreed to a retainer on signing of $10,000, with a recurring monthly retainer of $4,000 each month until such time as the agreement is terminated.  The Company recorded the amount of the retainer to accrued expenses that are offset upon receipt of invoices for services rendered. On March 1, 2012, the engagement agreement was terminated and on May 22, 2012 an amount of $13,718 was paid in full and final settlement of the account,

The Company is required to incur not less than $65,000 by way of exploration on or before November 15, 2012.   The Company has spent $17,815 for initial exploration during the fiscal year ended September 30, 2012 as disclosed above in Note 3 – Mineral Property. Subsequent to year end the Company entered into certain amendments to the original Property Option Agreement eliminating this requirement.

10. SUBSEQUENT EVENTS

On October 19, 2012 and October 26, 2012 respectively, the Company entered into two Securities Purchase Agreements with Craigstone Ltd., each in the amount of $15,000 pursuant to which the Company received $30,000 as  loans from Craigstone in exchange for one (1) Unit consisting of: a Convertible Promissory Note convertible to common stock in whole or in part, at any time and from time to time before maturity at the option of the holder at seventy-five percent (75%) of the average traded price of the common stock for the thirty (30) trading days immediately preceding the conversion date; and a three (3) year Warrant (the “Warrant”) to purchase seventy five thousand (75,000) shares of the Company’s Common Stock exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading days immediately preceding the exercise date. The Notes earn simple interest accruing at ten percent (10%) per annum and are due on or before the twelfth month anniversary of the date of execution.

On, November 27, 2012, the Company’s wholly owned subsidiary, 9252-4768 Quebec Inc. entered into an second addendum to the original property option agreement with 9228-6202 Quebec Inc. whereby the parties acknowledged that 9252-4768 Quebec Inc. had earned its 100% right, title and interest in and to certain mineral claims, located in Portland Township, Outaouais, Quebec.

We have evaluated subsequent events through December 28, 2012. Other than those set out above, there have been no subsequent events after September 30, 2012 for which disclosure is required.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended September 30, 2012 and 2011, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2012, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of September 30, 2012, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2012:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)
Inadequate staffing and supervision within our bookkeeping operations.  We have one consultant involved in bookkeeping functions, who provides two staff members.  The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3)
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

4)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

5)	Ineffective controls over period end financial disclosure and reporting processes.

Management's Remediation Initiatives

As of September 30, 2012, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Michel Plante	54	CEO, CFO, President, Treasurer, Secretary, & Director	October 13, 2011

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

Other than the foregoing, during the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following other than as disclosed herein:

●      Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
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
●
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

●
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

●
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●
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
●
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

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending September 30, 2012, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Redoma Investments Inc.	10% stockholder and a company controlled by Michel Plante, as sole officer and director	Late/1	n/a	n/a

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to our executive officers during the fiscal period ended August 31, 2011 and 2010 are set out in the summary compensation table below:

SUMMARY COMPENSATION TABLE
Name	Fiscal Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michel Plante, President, CEO, CRO, Treasurer, Secretary and Director(1)	2012	30,000	-0-	-0-	-0-	-0-	-0-	-0-	30,000
Yuri Shcharbakou(2)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) On October 13, 2011, Mr. Plante was appointed sole officer and director.
(2) Mr. Yury Shcharbakou was the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director from April 30, 2010 to October 13, 2011.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended September 30, 2012.

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

Employment Agreements

The Company entered into a management consulting agreement with the Company’s sole director and officer, Michel Plante, commencing October 1, 2011. Under the terms of the agreement, payments of $2,500 a month, are payable on the 1st of each month.  During the fiscal year ended September 30, 2012, the Company made cash payments of $30,000 to Mr. Plante.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of December 20, 2012, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Common Stock	Redoma Investments Inc. 12 Baymen Ave and Calle Al Mar Belize City, Belize(1)	200,000,000 shares held directly	69.4%
(1) Michel Plante, our sole officer and director is the sole director and officer of Redoma Investments Inc.
 (2) Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of December 20, 2012 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 288,200,000 shares of common stock outstanding as of December 20, 2012.

Changes in Control

On October 12, 2011, Mr. Michel Plante (“Mr. Plante”) acquired control of 300,000,000 shares of the issued and outstanding common stock of the Company, representing approximately 77.32% of the Company’s total issued and outstanding common stock, from Mr. Yury Shcharbakou in accordance with a stock purchase agreement by and between Mr. Plante and Mr. Shcharbakou.  Pursuant to the Stock Purchase Agreement, Mr. Plante paid an aggregate purchase price of $50,000 to Mr. Shcharbakou.  Mr. Plante returned a total of 100,000,000 shares acquired to the Company for cancellation and directed the issuance of 200,000,000 shares to Redoma Investments Inc., a company of which Mr. Plante is the sole  director and officer.

Securities authorized for issuance under equity compensation plans.

None

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company entered into a management consulting agreement with the Company’s sole director and officer, commencing October 1, 2011. Under the terms of the agreement, payments of $2,500 a month, are payable on the 1st of each month.  During the fiscal year ended September 30, 2012, the Company made cash payments of $30,000 to its sole director and officer.

On April 2, 2012, the Company’s principal and controlling shareholder returned 100,000,000 shares of the Company’s issued shares of common stock held by the shareholder for cancellation by the Company.

The Company’s prior Director has loans outstanding with the Company as at September 30, 2012 of $6,417. The amount is due on demand, non-interest bearing and unsecured.

Other than as disclosed herein, we have not entered into any transaction since the last fiscal year nor are there any proposed transactions that exceed one percent of the average of our total assets at year end for the last three completed fiscal years in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Review, Approval or Ratification of Transactions with Related Persons

The Company does not currently have any written policies and procedures for the review, approval or ratification of any transactions with related persons.

Promoters and Certain Control Persons

None

Parents

There are no parents of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective February 17, 2012, PLS CPA, A Professional Corporation (“PLS”), the Company’s independent accountant, and the accountant engaged to audit the Registrant’s financial statements, was dismissed by the Registrant’s board of directors and replaced with Borgers & Cutler CPA’s PLLC.

 The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the fiscal years ended August 31, 2012 and 2011:

Services	2012 $	2011 $
Audit fees	9,288	8,900.
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
Total fees	9,288	8,900.

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees.

Tax fees included tax planning and various taxation matters.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by our auditors and the estimated fees related to these services.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Certificate of Change	Filed with the SEC on November 7, 2011 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.01	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated November 4, 2011	Filed with the SEC on November 15, 2011 as part of our Current Report on Form 8-K.
10.02	Option Agreement by and between Solo International, Inc. and 9228-6202 Quebec Inc., dated November 15, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K
10.03	Amended Option Agreement by and between 9252-4768 Quebec Inc. and 9228-6202 Quebec Inc. dated December 20, 2011	Filed with the SEC on January 3, 2012 as part of our Amended Current Report on Form 8-K/A.
10.04	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated January 10, 2012	Filed with the SEC on January 12, 2012 as part of our Current Report on Form 8-K.
10.05	Amended Option Agreement by and between 9252-4768 Quebec Inc. and 9228-6202 Quebec Inc. dated November 27, 2012	Filed herewith
23.1	Consent Letter from PLS CPA, A Professional Corporation	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS	XBRL Instance Document	Filed herewith *
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith *
*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLO INTERNATIONAL, INC.

Date:	December 31, 2012	By:	/s/ Michel Plante
		Name:	Michel Plante
		Title:	President, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 31, 2012	By:	/s/ Michel Plante
		Name:	Michel Plante
		Title:	President, Secretary Treasurer, Director (Principal Executive, Financial and Accounting Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the Company’s last fiscal year has been sent as of the date of this report.

2.
No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the Company’s security holders with respect to any annual or other meeting of security holders
.

3.
If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the Company will furnish copies of such material to the Commission at the time it is sent to security holders.