Form 10-Q
period 2012-12-31
Solo International, Inc
filed 2013-02-14
CIK 1501845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number 333-170096

SOLO INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Nevada	68-0680819
(State of incorporation)	(I.R.S. Employer Identification No.)

871 Coronado Center Drive, Suite 200, Henderson, NV 89052	89052
(Address of principal executive offices)	(Zip Code)

(702) 330-2181
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 8, 2013, there were 288,200,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

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

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
Consolidated Financial Statements
(Expressed in US dollars)
December 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2012 (unaudited)	September 30, 2012 (audited)
ASSETS
Current
Cash	$23,112	$44,561
Prepaid expenses	7,520	4,593
Total Current Assets	30,632	49,154
Total Assets	$30,632	$49,154

LIABILTIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$52,957	$29,592
Advances from related parties	6,417	6,417
Convertible promissory notes, net (Note 5)	393,024	321,421
Total Current Liabilities	452,398	357,430

STOCKHOLDERS’ DEFICIT
Common stock: 900,000,000 shares authorized, at $0.001 par value 288,200,000 shares issued and outstanding as at December 31, 2012 and September 30, 2012	288,200	288,200
Capital in excess of par value	24,417	8,351
Deficit accumulated during the exploration stage	(734,383)	(604,827)
Total Stockholders’ (Deficit	(421,766)	(308,276)
Total Liabilities and Stockholders’ Deficit	$30,632	$49,154

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month periods ended December 31, 2012 and 2011 and for the period from
April 30, 2010 (date of Inception) to December 31, 2012
(Unaudited)

	Three months ended December 31,				April 30, 2010 (date of Inception) to December 31,
	2012		2011		2012

REVENUE	$-		$-		$-

EXPENSES
Exploration expenses	13,753		-		31,568
Professional fees	14,722		27,550		91,054
Management fees – related party	7,500		7,500		37,500
Impairment on mineral claims	-		120,000		225,000
Other general and administrative expenses	24,755		14,034		97,662
OPERATING LOSS	(60,730)		(169,084)		(482,784)

OTHER INCOME (EXPENSES)
Interest expenses	(68,826)		(10,903)		(251,599)

NET LOSS	$(129,556)		$(179,987)		$(734,383)

Basic and diluted loss per share	$(0.00)	*	$(0.00)	*

Weighted average number of shares outstanding, basic and diluted	288,200,000		388,000,000
* denotes less than $(0.01) per share

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Period from April 30, 2010 (date of inception) to December 31, 2012

					Accumulated
					Deficit
				Capital in	During the
	Common Stock			Excess of	development
	Shares	Amount		Par value	Stage	Total
Balance April 30, 2010	-		$-	$-	$-	$-
Issuance of common shares for cash	300,000,000		300,000	(297,000)	-	3,000
Issuance of common shares for cash	72,000,000		72,000	(57,600)	-	14,400
Issuance of common shares for cash	16,000,000		16,000	(11,200)	-	4,800
Net loss for the period	-		-	-	(714)	(714)
Balance, September 30, 2010	388,000,000		388,000	(365,800)	(714)	21,486
Net loss for the year ended September 30, 2011	-		-	-	(25,360)	(25,360)
Balance, September 30, 2011	388,000,000		388,000	(365,800)	(26,074)	(3,874)
Beneficial conversion features	-		-	197,176	-	197,176
Valuation of warrants	-		-	57,175	-	57,175
Shares returned	(100,000,000)		(100,000)	100,000	-	-
Issuance of common shares for property	200,000		200	19,800	-	20,000
Net loss for the year ended September 30, 2012	-		-	-	(578,753)	(578,753)
Balance, September 30, 2012	288,200,000		288,200	8,351	(604,827)	(308,276)
Beneficial conversion features	-		-	13,033	-	13,033
Valuation of warrants	-	-	-	3,033	-	3,033
Net loss for the period ended November 30, 2012	-		-	-	(129,556)	(129,556)
Balance, December 31, 2012	288,200,000		$288,200	$24,417	$(734,383)	$(421,766)

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three month periods ended December 31, 2012 and 2011 and for the period from
April 30, 2010 (date of inception) to December 31, 2012
(Unaudited)

	Three months ended December 31,		From Inception (April 30, 2010) to December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,556)	$(179,987)	$(734,383)
Interest expense-amortization on discount of convertible promissory notes	57,669	9,341	213,441
Impairment on mineral claims	-	120,000	225,000
Adjustment to reconcile net loss to net cash (used in) operating activities:
(Increase) decrease in prepaid expense	(2,927)	833	(7,520)
Accounts payable and accrued liabilities	23,365	13,366	52,957
Net cash provided by (used) in operating activities	(51,449)	(36,447)	(250,505)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase mineral claims	-	(120,000)	(205,000)
Net cash used in investing activities	-	(120,000)	(205,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	1,778	6,417
Proceeds from note payable	30,000	100,000	450,000
Investor deposits	-	115,000	-
Proceeds from issuance of common stock	-	-	22,200
Net cash provided by financing activities	30,000	216,778	478,617

Increase (decrease) in cash during the period	(21,449)	60,331	23,112
Cash, beginning of period	44,561	32	-
Cash, end of period	$23,112	$60,363	$23,112

Supplement cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-cash transactions
Shares issued for acquisition of mineral property	$-	$-	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

1. ORGANIZATION

SOLO INTERNATIONAL, INC. (“the Company”, “we” or “us”)   was founded in the State of Nevada on April 30, 2010 as a Poland based corporation intending to provide services in interior architectural design in Poland.

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

On October 13, 2011, the Board of Directors of the Company authorized a forward split of its issued and outstanding common shares, whereby every one (1) old share of common stock was exchanged for one hundred (100) new shares of the Company's common stock.

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

Since Inception (April 30, 2010) through December 31, 2012, the Company has not generated any revenue and has an accumulated deficit of $734,383.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Consolidated operating results for the three period ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended September 30 2012 filed with the Securities and Exchange Commission on December 31, 2012.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
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

Going Concern
The consolidated financial statements have been prepared on a going concern basis that assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since Inception resulting in an accumulated deficit of $734,383 as of December 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Cash and Cash equivalents
For purposes of Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

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
December 31, 2012
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

Stock-based Compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 718, which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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
December 31, 2012
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

3. MINERAL PROPERTY

On November 15, 2011, the Company through its wholly-owned Quebec subsidiary, 9252-4768 Quebec Inc., entered into a Property Option Agreement with 9228-6202 Quebec Inc., a Quebec corporation (the “Optionor”). Pursuant to the option agreement, the Company received the exclusive option to acquire an undivided 100% right, title and interest in and to certain mineral claims located in Portland Township, Outaouais, Quebec subject to a royalty reserved to the Optionor.  To fully exercise the option and acquire an undivided 100% right, title and interest in and to the Property, the Company was required to: 1) pay an aggregate sum of two hundred and five thousand dollars ($205,000) to Optionor; 2) incur an aggregate of at least sixty-five thousand dollars ($65,000) of expenditures on or with respect to the Property; and 3) issue to Optionor an aggregate number of restricted shares of common stock of the Company equal to twenty thousand US dollars ($20,000). On, November 27, 2012, the Company’s wholly owned subsidiary, 9252-4768 Quebec Inc. entered into a second addendum to the original property option agreement with 9228-6202 Quebec Inc. whereby the parties acknowledged that 9252-4768 Quebec Inc. had earned its 100% right, title and interest in and to certain mineral claims, located in Portland Township, Outaouais, Quebec. The cash payments, expenditures and stock issuance were scheduled to be completed as follows:

Cash Payments: The Company was required to pay the cash payments to Optionor in the following amounts and by the dates described below:

i	$50,000 within 2 business days of the execution of the Option Agreement
ii	$70,000 within 30 days following the First Option Payment
iii	$70,000 within 30 days following the Second Option Payment
iv	$15,000 within 30 days following the Third Option Payment

Expenditures: The Company was required to incur not less than $65,000 by way of exploration on or before November 15, 2012.  The Company has spent $31,568 from initial exploration for the period ended December 31, 2012.

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

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

3. MINERAL PROPERTY - continued

The Company made cash payments in the amount of $205,000 and issued a total of 200,000 shares of common stock at a deemed price of $0.10 per share to 9228-6202 Quebec Inc. pursuant to the cash payment and stock payment schedule noted above, which amount was capitalized as option costs on the mineral property as of September 30, 2012. At the close of the period ended September 30, 2012, the Company evaluated the recoverability of the amount paid for the option and determined to impair the amount in full, as the Company is currently in the exploration phase, with no proven or probable reserves having yet been determined.

On November 27, 2012, the Option Agreement was further amended to revise the requirement to expend the $65,000 on exploration expenditures to read that the Optionee has earned its 100% right and interest in the Property for the payment of all expenditures to November 27, 2012 and for allowing the Optionor to utilize a portion of the expenditures expended by the Optionee to apply to certain of the Optionor’s claims.  The Company is currently undertaking the transfer of the title to the Property to its wholly owned subsidiary, 9252-4768 Quebec Inc.

4. COMMON STOCK

The authorized capital of the Company is 900,000,000 common shares with a par value of $ 0.001 per share.

As of December 31, 2012, 288,200,000 common stock shares were issued and outstanding.

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

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

5.  CONVERTIBLE PROMISSORY NOTE, NET - continued

On October 19, 2012 and October 26, 2012 respectively, the Company entered into two Securities Purchase Agreements with Craigstone Ltd., each in the amount of $15,000 pursuant to which the Company received $30,000 as loans from Craigstone in exchange for one (1) Unit consisting of: a Convertible Promissory Note convertible to common stock in whole or in part, at any time and from time to time before maturity at the option of the holder at seventy-five percent (75%) of the average traded price of the common stock for the thirty (30) trading days immediately preceding the conversion date; and a three (3) year Warrant (the “Warrant”) to purchase thirty seven thousand five hundred (37,500) shares of the Company’s Common Stock exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading days immediately preceding the exercise date. The Notes earn simple interest accruing at ten percent (10%) per annum and are due on or before the twelfth month anniversary of the date of execution.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $210,209 on the note, and $60,208 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount was $57,669 (December 31, 2011 - $9,341) for the three months ended December 31, 2012, which amount has been recorded as interest expense.

	December 31, 2012	September 30, 2012	Issue Date
Convertible Promissory Note – face value, due on November 4, 2012	$100,000	$100,000	$100,000
Convertible Promissory Note – face value, due on January 4, 2013	115,000	115,000	115,000
Convertible Promissory Note – face value, due on February 3, 2013	85,000	85,000	85,000
Convertible Promissory Note – face value, due on March 8, 2013	35,000	35,000	35,000
Convertible Promissory Note – face value, due on May 11, 2013	25,000	25,000	25,000
Convertible Promissory Note – face value, due on June 19, 2013	25,000	25,000	25,000
Convertible Promissory Note – face value, due on September 11, 2013	35,000	35,000	35,000
Convertible Promissory Note – face value, due on October 19, 2013	15,000		15,000
Convertible Promissory Note – face value, due on October 26, 2013	15,000		15,000
Total convertible promissory note – face value	450,000	420,000	450,000
Less: beneficial conversion feature	(42,540)	(74,290)	(210,209)
Warrant discount	(14,436)	(24,289)	(60,208)
	$393,024	$321,421	$179,583

Interest expenses:

	For the three month period
	December 31, 2012	December 31, 2011
Amortization of debt discount	$57,669	$9,341
Interest at contractual rate	11,157	1,562
Totals	$68,826	$10,903

On January 31, 2013, Craigstone, Ltd. agreed to extend the maturity dates of certain notes due and payable on November 4, 2012, January 4, 2012 and February 3, 2013 for a period of one year or greater so that the respective notes are now due and payable on November 4, 2013, November 4, 2014 and February 3, 2014.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

6. RELATED PARTY TRANSACTIONS

The Company has a management agreement with the Company’s sole director and officer. Under the terms of the agreement commencing on October 1, 2011, payments of $2,500 a month, are payable on the 1st of each month.  During the three month period ended December 31, 2012 the Company made cash payments of $7,500 pursuant to the management agreement.

The Company’s prior Director has loans outstanding with the Company as at December 31, 2012 of $6,417. The amount is due on demand, non-interest bearing and unsecured.

7. WARRANTS

 An aggregate of 1,037,500 warrants were issued as at December 31, 2012 as required under the terms of a series of Securities Purchase Agreements discussed above in Note 5.  The warrants are exercisable for a period of three years from the date of issue, exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of the Company’s common stock for the thirty (30) trading days immediately preceding the exercise date.

The fair value of the 1,037,500 warrants totaling $60,208 was recorded as a discount on the convertible notes payable upon issuance. This value was calculated using the Black-Scholes model. The key inputs for the calculation are shown below:

Stock Price on Measurement Date	$0.054~0.135
Exercise Price of Warrants	$0.030~0.101
Term of Warrants (years)	3.00
Computed Volatility	125.84%~145.86%
Annual Dividends	0.00%
Discount Rate	1.038%

A summary of the Company’s warrants as of December 31, 2012 and September 30, 2012 as follows:

	December 31, 2012			September 30, 2012
	Warrants	Weighted average exercise price		Warrants	Weighted average exercise price
Outstanding at the beginning of the period	962,500		$0.069	-	$-
Granted	75,000		0.06	962,500	$0.069
Exercised	-			-	-
Cancelled	-			-	$-
Outstanding at the end of the period	1,037,500	$		962,500	$0.069
Vested and exercisable at the end of period	1,037,500			962,500
Weighted average fair value per share of warrants granted during the period			$0.068		$0.069

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

7. WARRANTS - continued

The following table summarizes information regarding stock purchase warrants outstanding at December 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.068	1,037,500	2.16	$0.068	1,037,500	2.20	$0.068

8. SUBSEQUENT EVENTS

On January 31, 2013, Craigstone, Ltd. agreed to extend the maturity dates of certain notes due and payable on November 4, 2012, January 4, 2012 and February 3, 2013 for a period of one year or greater so that the respective notes are now due and payable on November 4, 2013, November 4, 2014 and February 3, 2014. (Note 5)

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no other events to disclose.

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

RESULTS OF OPERATIONS

Working Capital
	M
	December 31, 2012 $	September 30, 2012 $
Current Assets	30,632	49,154
Current Liabilities	452,398	357,430
Working Capital (Deficit)	(421,766)	(308,276)

Cash Flows

	December 31, 2012 $	December 31, 2011 $
Cash Flows from (used in) Operating Activities	(51,449)	(36,447)
Cash Flows from (used in) Investing Activities	0	(120,000)
Cash Flows from (used in) Financing Activities	30,000	216,778
Net Increase (decrease) in Cash During Period	(21,449)	60,331

Operating Revenues

Operating revenues for the three month periods ended December 31, 2012 and 2011 were $0.

Operating Expenses and Net Loss

Comparison of three month periods ended December 31, 2012 and 2011

Operating and other expenses for the three month period ended December 31, 2012 totaled $60,730 and are comprised of $14,722 in professional fees, $7,500 in fees paid under a related party management contract, $24,755 in other general administrative expenses and $13,753 in exploration expenses.   In addition the Company recorded $68,826 as interest expenses, $57,669 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount relating to convertible promissory notes issued during the period.

Operating and other expenses for the period ended December 31, 2011 were $169,084 and are comprised of $27,550 in professional fees, $7,500 in related party management fees, $120,000 in impairment on mineral claims and $14,034 in other general administrative expenses.  There were no exploration expenses for the period ended December 31, 2011.

                Net loss for the three month period ended December 31, 2012 was $129,556 as compared to $179,987 for the three month period ended December 31, 2011.

The decrease in operating expenses and losses is predominantly due to the impairment of our mineral claims in the period ended December 31, 2011 with no comparable impairment during the period ended December 31, 2012.   There were no exploration expenses for the period ended December 31, 2011 while we had exploration expenses of $13,753 for the period ended December 31, 2012,  other general and administrative expenses increased from $14,034 for the period ended December 31, 2011 to $24,755 for the period ended December 31, 2012 the  increases in exploration expenses and other general and administration expenses was partially offset by a decrease in professional fees from $27,550 as at December 31, 2011 to $14,722 as at December 31, 2012.

Liquidity and Capital Resources

As at December 31, 2012, the Company had total assets of $30,632 compared to $49,154 as at September 30, 2012. The decrease in total assets is attributable to the payment of operating costs offset by funds raised of $30,000 during the period.

As at December 31, 2012, the Company had total liabilities of $452,398 as compared with total liabilities of $357,430 as at September 30, 2012. The increase in total liabilities was due to an increase in the amount of convertible notes as the Company continues to raise funds  under a series of securities purchase agreements to the completion of a financing agreement whereby the Company received proceeds totaling $30,000 as part of a Securities Purchase Agreement which allows the investor to convert the principal balance to shares of the Company’s common stock during the term of the one year loan agreement, and granted a total of 150,000 share purchase warrants for exercise for a three year term bringing the total warrants issued under a series of convertible notes to 1,037,500.  The two notes in the amount of $15,000 for a total of $30,000 are convertible at a discount to market price during the term, resulting in a beneficial conversion feature which was valued at $13,033 on the $30,000 notes, and $3,033 on the warrants. This value was recorded as a discount on debt and offset to capital in excess of par value on the date the transactions were concluded. During the three month period ended December 31, 2012 accounts payable and accrued expenses increased by $23,365 due to increased operations.

As at December 31, 2012, the Company had a working capital deficit of $417,762 compared with a working capital deficit of $308,276 as at September 30, 2012.  The increase in working capital deficit is mainly attributable to the increase in current liabilities as a result of the financing activities of the Company by way of convertible loans, and the Company’s expenditures as it continues to increase operations.

The Company has commenced exploration as required under its mineral property option agreement and has earned its rights to transfer title to the property under the agreement.

                In order to meet all of the current commitments and fund operations for the next twelve months the Company estimates it will require a minimum of $500,000 additional funding. We intend to undertake exploration on our mineral properties of approximately $300,000 and have allocated an additional $200,000 for operations, which may include the acquisition of additional properties as well as general and administrative costs. The Company believes it can raise sufficient funding to meet its ongoing obligations for the next twelve months from its current investor.

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

Cashflow from Operating Activities

During the three month period ended December 31, 2012, the Company used $51,449 cash in its operating activities, compared to $36,447 during the period ended December 31, 2011. The increase in net cash used in operating activities is attributed to the Company’s increased operations as it commenced exploration under its option on certain mineral claims.

Cashflow from Investing Activities

During the three month period ended December 31, 2012 the Company has expended no cash on investing activities as compared to the expenditure of $120,000 for the three months ended December 31, 2011 where the Company continued to fund the purchase of certain mineral claims.

Cashflow from Financing Activities

During the three month period ended December 31, 2012, the Company received $30,000 cash from financing activities by way of a note payable compared to $215,000 cash from notes payable and investor deposits and $1,778 in related party advances  for the three month period ended December 31, 2011.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our 2012 audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on December 31, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Certificate of Change	Filed with the SEC on November 7, 2011 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.01	Service Agreement between Solo International, Inc. and “TIRCARS” Sp. J dated August 30, 2010	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.02	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated November 4, 2011	Filed with the SEC on November 15, 2011 as part of our Current Report on Form 8-K.
10.03	Option Agreement by and between Solo International, Inc. and 9228-6202 Quebec Inc., dated November 15, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K
10.04	Amended Option Agreement by and between 9252-4768 Quebec Inc. and 9228-6202 Quebec Inc. dated December 20, 2011	Filed with the SEC on January 3, 2012 as part of our Amended Current Report on Form 8-K/A.
10.05	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated January 10, 2012	Filed with the SEC on January 12, 2012 as part of our Current Report on Form 8-K.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
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

SOLO INTERNATIONAL, INC.

Dated: February 13, 2013	By:	/s/ Michel Plante
Michel Plante
President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)