Form 10-Q
period 2013-03-31
Solo International, Inc
filed 2013-05-07
CIK 1501845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      No (Not required)
Yes [X] No [ ]

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

Yes [ ] No [X]
As of April 30, 2013, there were 288,200,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
Consolidated Financial Statements
(Expressed in US dollars)
March 31, 2013

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (unaudited)	September 30, 2012 (audited)
ASSETS
Current
Cash	$12,906	$44,561
Prepaid expense	4,475	4,593
Total Current Assets	17,381	49,154
Total Assets	$17,381	$49,154

LIABILTIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$50,583	$29,592
Advances from related parties	6,417	6,417
Convertible promissory notes, net (Note 5)	463,495	321,421
Total Current Liabilities	520,495	357,430

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock: 900,000,000 shares authorized, at $0.001 par value 288,200,000 shares issued and outstanding as at March 31, 2013 and September 30, 2012	288,200	288,200
Capital in excess of par value	42,843	8,351
Deficit accumulated during the exploration stage	(834,157)	(604,827)
Total Stockholders’ Equity (Deficiency)	(503,114)	(308,276)
Total Liabilities and Stockholders’ Equity (Deficiency)	$17,381	$49,154

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month and six month periods ended March 31, 2013 and 2012 and for the period from
April 30, 2010 (date of inception) to March 31, 2013
(Unaudited)

	Three months ended March 31,		Six months ended March 31,		April 30, 2010 (date of inception) to March 31,
	2013	2012	2013	2012	2013

REVENUE	$-	$-	$-	$-	$-

EXPENSES
Exploration expense	-	-	13,753	-	31,568
Professional fees	19,259	17,890	33,981	45,440	110,313
Management fees	7,500	7,500	15,000	15,000	45,000
Impairment on mineral claims	-	85,000	-	205,000	225,000
Other general and administrative expenses	22,392	23,042	47,147	37,076	120,054
OPERATING LOSS	(49,151)	(133,432)	(109,881)	(302,516)	(531,935)

OTHER INCOME (EXPENSES)
Interest expenses	(50,623)	(46,300)	(119,449)	(57,203)	(302,222)

NET LOSS	$(99,774)	$(179,732)	(229,330)	(359,719)	(834,157)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	288,200,000	388,000,000	288,200,000	388,000,000

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Period from April 30, 2010 (date of inception) to March 31, 2013

				Accumulated
				Deficit
			Capital in	During the
	Common Stock		Excess of	development
	Shares	Amount	Par value	Stage	Total
Balance April 30, 2010	-	$-	$-	$-	$-
Issuance of common shares for cash	300,000,000	300,000	(297,000	-	3,000
Issuance of common shares for cash	72,000,000	72,000	(57,600	-	14,400
Issuance of common shares for cash	16,000,000	16,000	(11,200	-	4,800
Net loss for the period	-	-	-	(714)	(714)
Balance, September 30, 2010	388,000,000	388,000	(365,800	(714)	21,486
Net loss for the year ended September 30, 2011	-	-	-	(25,360)	(25,360)
Balance, September 30, 2011	388,000,000	388,000	(365,800	(26,074)	(3,874)
Beneficial conversion features	-	-	197,176	-	197,176
Valuation of warrants	-	-	57,175	-	57,175
Shares returned	(100,000,000	(100,000)	100,000	-	-
Issuance of common shares for property	200,000	200	19,800	-	20,000
Net loss for the year ended September 30, 2012	-	-	-	(578,753)	(578,753)
Balance, September 30, 2012	288,200,000	288,200	8,351	(604,827)	(308,276)
Beneficial conversion features	-	-	30,579	-	30,579
Valuation of warrants	-	-	3,913	-	3,913
Net loss for the period ended March 31, 2013	-	-	-	(229,330)	(229,330)
Balance, March 31, 2013	288,200,000	$288,200	$42,843	$(834,157)	$(503,114)

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six month periods ended March 31, 2013 and 2012
 and for the period from
April 30, 2010 (date of inception) to March 31, 2013
(Unaudited)

	Six months ended March 31, 2013	Six months ended March 31, 2012	From inception (April 30, 2010) to March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(229,330)	$(359,719)	$(834,157)
Interest expense-Amortization on discount of convertible promissory notes	96,566	48,866	252,338
Impairment on mineral claims	-	205,000	225,000
Adjustment to reconcile net loss to net cash (used in) operating activities:
(Increase) decrease in prepaid expense	118	(1,667)	(4,475)
Accounts payable and accrued liabilities	20,991	24,296	50,583
Net cash provided by (used) in operating activities	(111,655)	(83,224)	(310,711)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase mineral claims	-	(205,000)	(205,000)
Net cash used in investing activities	-	(205,000)	(205,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	1,778	6,417
Proceeds from note payable	80,000	335,000	500,000
Proceeds from issuance of common stock	-	-	22,200
Net cash provided by financing activities	80,000	336,778	528,617

Increase (decrease) in cash during the period	(31,655)	48,554	12,906
Cash, beginning of period	44,561	32	-
Cash, end of period	$12,906	$48,586	$12,906

Supplement cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

Since Inception (April 30, 2010) through March 31, 2013, the Company has not generated any revenue and has an accumulated deficit of $834,157.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Consolidated operating results for the three and six period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended September 30 2012 filed with the Securities and Exchange Commission on December 31, 2012.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

Going Concern
The consolidated financial statements have been prepared on a going concern basis that assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $834,157 as of March 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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
March 31, 2013
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
March 31, 2013
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

Cash Payments:

The Company is required to pay the cash payments to Optionor, all of which have been paid as of March 31, 2013, in the following amounts and by the dates described below:

i.	$50,000 within 2 business days of the execution of the Option Agreement
ii.	$70,000 within 30 days following the First Option Payment

iii.	$70,000 within 30 days following the Second Option Payment
iv.	$15,000 within 30 days following the Third Option Payment
Expenditures:

The Company is required to incur not less than $65,000 by way of exploration on or before November 15, 2013.

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
March 31, 2013
 (Unaudited)

3. MINERAL PROPERTY – Continued

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

As of March 31, 2013, 288,200,000 common stock shares were issued and outstanding.

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

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
 (Unaudited)

5.  CONVERTIBLE PROMISSORY NOTE, NET - Continued

During the current six month period ended March 31, 2013, the Company entered into additional Securities Purchase Agreements with Craigstone Ltd. pursuant to which the Company received a total of $80,000 as  loans from Craigstone in exchange for one (1) Unit consisting of a Convertible Promissory Note convertible to common stock in whole or in part, at any time and from time to time before maturity at the option of the holder at seventy-five percent (75%) of the average traded price of the common stock for the thirty (30) trading days immediately preceding the conversion date; and a three (3) year Warrant (the “Warrant”) to purchase two hundred thousand (200,000) shares of the Company’s Common Stock exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading days immediately preceding the exercise date.  The Note earns simple interest accruing at ten percent (10%) per annum and is due on or before the twelfth month anniversary of the date of execution.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $227,755 on the note, and $61,088 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount was respectively $38,897 (2012 - $39,525) and $96,566 (2012 - $48,866) for the three and six months ended March 31, 2013, which amount has been recorded as interest expense.

	March 31, 2013	September 30, 2012	Issue Date
Convertible Promissory Note – face value, due on November 4, 2012	$100,000	$100,000	$100,000
Convertible Promissory Note – face value, due on January 4, 2013	115,000	115,000	115,000
Convertible Promissory Note – face value, due on February 3, 2013	85,000	85,000	85,000
Convertible Promissory Note – face value, due on March 8, 2013	35,000	35,000	35,000
Convertible Promissory Note – face value, due on May 11, 2013	25,000	25,000	25,000
Convertible Promissory Note – face value, due on June 19, 2013	25,000	25,000	25,000
Convertible Promissory Note – face value, due on September 11, 2013	35,000	35,000	35,000
Convertible Promissory Note – face value, due on October 19, 2013	15,000		15,000
Convertible Promissory Note – face value, due on October 26, 2013	15,000		15,000
Convertible Promissory Note – face value, due on February 13, 2014	50,000		50,000
Total convertible promissory note – face value	500,000	420,000	500,000
Less: beneficial conversion feature	(29,773)	(74,290)	(227,755)
Warrant discount	(6,732)	(24,289)	(61,088)
	$463,495	$321,421	$211,157

Interest expenses:

	For the three month period		For the six month period
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Amortization of debt discount	$38,897	$39,525	$96,566	$48,866
Interest at contractual rate	11,726	6,782	22,883	8,344
Totals	$50,623	$46,307	$119,449	$57,210

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

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
 (Unaudited)

6. ADVANCE FROM RELATED PARTIES

The Company entered into a management consulting agreement with the Company’s sole director and officer, commencing October 1, 2012. Under the terms of the agreement, payments of $2,500 a month, are payable on the 1st of each month.  During the six month period ended March 31, 2013, the Company made cash payments of $15,000 to the consultant.

The Company’s prior Director has loans outstanding with the Company as at March 31, 2013 of $6,417. The amount is due on demand, non-interest bearing and unsecured.

7. WARRANTS

An aggregate of 1,162,500 warrants were issued as at March 31, 2013 as required under the terms of a series of Securities Purchase Agreements discussed above in Note 5.  The warrants are exercisable for a period of three years from the date of issue, exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of the Company’s common stock for the thirty (30) trading days immediately preceding the exercise date.

The fair value of the 1,162,500 warrants totaling $61,088 was recorded as a discount on the convertible notes payable upon issuance. This value was calculated using the Black-Scholes model. The key inputs for the calculation are shown below:

Stock Price on Measurement Date	$0.011 ~ 0.135
Exercise Price of Warrants	$0.008 ~ 0.101
Term of Warrants (years)	3.00
Computed Volatility	125.84% ~ 145.86%
Annual Dividends	0.00%
Discount Rate	0.33 ~ 0.44%

A summary of the Company’s warrants as of March 31, 2013 and September 30, 2012 as follows:

	March 31, 2013		September 30, 2012
		Weighted average		Weighted average
	Warrants	exercise price	Warrants	exercise price
Outstanding at the beginning of the period	962,500	$0.069	-	$-
Granted	200,000	0.028	962,500	$0.069
Exercised	-		-	-
Cancelled	-		-	$-
Outstanding at the end of the period	1,162,500	$0.062	962,500	$0.069
Vested and exercisable at the end of period	1,162,500		962,500
Weighted average fair value per share of warrants granted during the period		$0.062		$0.069

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
 (Unaudited)

7. WARRANTS - Continued

The following table summarizes information regarding stock purchase warrants outstanding at March 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.008 to 0.10	1,162,500	2.02	$0.062	1,162,500	2.02	$0.062

8. SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

Working Capital

	M
	March 31, 2013 $	September 30, 2012 $
Current Assets	17,381	49,154
Current Liabilities	520,495	357,430
Working Capital (Deficit)	(503,114)	(308,276)

Cash Flows

	March 31, 2013 $	March 31, 2012 $
Cash Flows from (used in) Operating Activities	(111,655)	(83,224)
Cash Flows from (used in) Investing Activities	-	(205,000)
Cash Flows from (used in) Financing Activities	80,000	336,778
Net Increase (decrease) in Cash During Period	(31,655)	48,554

Operating Revenues

Operating revenues for the periods ended March 31, 2013 and 2012 was $0.

Operating Expenses and Net Loss

Comparison of three month periods ended March 31, 2013 and 2012

Operating and other expenses for the three month period ended March 31, 2013 totaled $99,774 and are comprised of $19,259 in professional fees, $7,500 in fees paid under a related party management contract, and $22,392 in other general administrative expenses.   In addition the Company recorded $50,623 as interest expenses, in which $38,897 relating to convertible promissory notes issued during the period.

As compared to operating expenses for the period ended March 31, 2012 which totaled $179,732 and are comprised of $85,000 for impairment of mineral claims, $17,890 in professional fees, $7,500 in fees paid under a management contract and $23,042 in other general administrative expenses.   In addition the Company recorded $46,300 as interest expenses, $39,525 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount  resulting from a convertible promissory note entered into during the period.

Net loss for the period ended March 31, 2013 was $99,774  as compared to $179,732 for the three month period ended March 31, 2012.  The decrease in operating expenses and losses is predominantly due to the impairment of our mineral claims in the period ended March 31, 2012 with no comparable impairment during the period ended March 31, 2013.

Comparison of six month periods ended March 31, 2013 and 2012

Operating and other expenses for the six month period ended March 31, 2013 totaled $229,330 and are comprised of $33,981 in professional fees, $15,000 in fees paid under a related party management contract, $47,147 in other general administrative expenses, and $13,753 in exploration expenses.   In addition the Company recorded $119,449 as interest expenses, in which $96,566 relating to convertible promissory notes issued during the period.

Operating expenses for the six month period ended March 31, 2012 totaled $359,719 and were comprised of $205,000 for impairment of mineral claims, $45,440 in professional fees, $15,000 in fees paid under a management contract and $37,076 in other general administrative expenses.   In addition the Company recorded $57,208 as interest expenses, $48,866 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount resulting from a convertible promissory note entered into during the period.

Net loss for the six month period ended March 31, 2013 was $229,330 as compared to $359,719 for the same period ended March 31, 2012.  The decrease in operating expenses and losses is predominantly due to the impairment of our mineral claims in the period ended March 31, 2012 with no comparable impairment during the period ended March 31, 2013.   There were no exploration expenses for the period ended March 31, 2012 while we had exploration expenses of $13,753 for the period ended March 31,2 013,  other general and administrative expenses increased from $37,076 for the period ended March 31, 2012 to $47,147 for the period ended March 31, 2013, the  increases in exploration expenses and other general and administration expenses was partially offset by a decrease in professional fees from $45,440 as at March 31, 2013 to $33,981 as at March 31, 2013.

Liquidity and Capital Resources

As at March 31, 2013, the Company had total assets of $17,381 compared to $49,154 as at September 30, 2012. The decrease in total assets is attributable to the payment of operation costs offset by funds raised of $80,000 during the period.

As at March 31, 2013, the Company had total liabilities of $520,495 as compared with total liabilities of $357,430 as at September 30, 2012. The increase in total liabilities was due to an increase in the amount of convertible notes as the Company continues to raise funds  under a series of securities purchase agreements to the completion of a financing agreement whereby the Company received proceeds totaling $80,000 as part of a Securities Purchase Agreement which allows the investor to convert the principal balance to shares of the Company’s common stock during the term of the one year loan agreement, and granted a total of 200,000 share purchase warrants for exercise for a three year term bringing the total warrants issued under a series of convertible notes to 1,162,500.  The three notes in the amount total of $80,000 are convertible at a discount to market price during the term, resulting in a beneficial conversion feature which was valued at $30,579 on the $80,000 notes, and $3,913 on the warrants. This value was recorded as a discount on debt and offset to capital in excess of par value on the date the transactions were concluded. During the six month period ended March 31, 2013 accounts payable and accrued expenses increased by $20,991 due to increased operations.

As at March 31, 2013, the Company had a working capital deficit of $503,114 compared with a working capital deficit of $308,276 as at September 30, 2012.  The increase in working capital deficit is mainly attributable to the increase in current liabilities as a result of the financing activities of the Company by way of convertible loans, and the Company’s expenditures as it continues to increase operations.

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

Cashflow from Operating Activities

During the six month period ended March 31, 2013, the Company used $111,655 of cash for operating activities compared to the use of $83,224 of cash for operating activities during the period ended March 31, 2012. The increase in net cash used in operating activities is attributed to the Company’s acquisition of an option on certain mineral claims, which caused the increase cash used in professional fee, management fee, consulting fee and other operating expenses.

Cashflow from Investing Activities

During the six month period ended March 31, 2013 the Company has expended no cash on investing activities as compared to the expenditure of $205,000 for the six months ended March 31, 2012 where the Company continued to fund the purchase of certain mineral claims.

Cashflow from Financing Activities

During the six month period ended March 31, 2013, the Company received $80,000 cash from financing activities by way of a note payable compared to $336,778 cash from notes payable of $335,000 and $1,778 in related party advances for the six month period ended March 31, 2012.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on January 13, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS
Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Certificate of Change	Filed with the SEC on November 7, 2012 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.01	Service Agreement between Solo International, Inc. and “TIRCARS” Sp. J dated August 30, 2010	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.02	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated November 4, 2012	Filed with the SEC on November 15, 2012 as part of our Current Report on Form 8-K.
10.03	Option Agreement by and between between Solo International, Inc. and 9228-6202 Quebec Inc., dated November 15, 2012	Filed with the SEC on November 23, 2012 as part of our Current Report on Form 8-K
10.04	Amended Option Agreement by and between 9252-4768 Quebec Inc. and 9228-6202 Quebec Inc. dated December 20, 2012	Filed with the SEC on January 3, 2013 as part of our Amended Current Report on Form 8-K/A.
10.05	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated January 10, 2013	Filed with the SEC on January 12, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
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

SOLO INTERNATIONAL, INC.

Date: May 7, 2013	By:	/s/ Michel Plante
	Name:	Michel Plante
	Title:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)