Form 10-Q
period 2013-06-30
Solo International, Inc
filed 2013-08-19
CIK 1501845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]
 FORM 10-Q
[Missing Graphic Reference]

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-170096

SOLO INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Nevada	68-0680819
(State of incorporation)	(I.R.S. Employer Identification No.)

871 Coronado Center Drive Suite 200, Henderson, NV 89052
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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-Accelerated Filer	[ ]	Smaller Reporting Company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[ X ]

As of August 14, 2013, there were 288,200,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
Consolidated Financial Statements
(Expressed in US dollars)
June 30, 2013

Financial Statement Index

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (unaudited)	September 30, 2012 (audited)
ASSETS
Current
Cash	$3,323	$44,561
Prepaid expense	2,021	4,593
Total Current Assets	5,344	49,154
Total Assets	$5,344	$49,154

LIABILTIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued liabilities	$63,921	$29,592
Advances from related parties	6,417	6,417
Convertible promissory notes, net (Note 5)	486,206	321,421
Total Current Liabilities	556,544	357,430

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock: 900,000,000 shares authorized, at $0.001 par value 288,200,000 shares issued and outstanding as at June 30, 2013 and September 30, 2012	288,200	288,200
Capital in excess of par value	48,157	8,351
Deficit accumulated during the exploration stage	(887,557)	(604,827)
Total Stockholders’ Equity (Deficiency)	(551,200)	(308,276)
Total Liabilities and Stockholders’ Equity (Deficiency)	$5,344	$49,154

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month and nine month periods ended June 30, 2013 and 2012 and for the period from
April 30, 2010 (date of inception) to June 30, 2013
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,		April 30, 2010 (date of inception) to June 30,
	2013	2012	2013	2012	2013

REVENUE	$-	$-	$-	$-	$-

EXPENSES
Exploration expense	3,877	-	17,630	-	35,445
Professional fees	6,109	8,796	40,090	54,236	116,422
Management fees	7,500	7,500	22,500	22,500	52,500
Impairment on mineral claims	-	20,000	-	225,000	225,000
Other general and administrative expenses	10,423	14,138	57,570	51,207	130,477
OPERATING LOSS	(27,909)	(50,434)	(137,790)	(352,943)	(559,844)

OTHER INCOME (EXPENSES)
Interest expenses	(25,489)	(58,997)	(144,940)	(116,207)	(327,713)

NET LOSS	$(53,398)	$(109,431)	(282,730)	(469,150)	(887,557)

Basic and diluted loss per share	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted average number of shares outstanding, basic and diluted	288,200,000	290,314,286	288,200,000	355,556,934

*	Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Period from April 30, 2010 (date of inception) to June 30, 2013

				Accumulated
				Deficit
			Capital in	During the
	Common Stock		Excess of	development
	Shares	Amount	Par value	Stage	Total
Balance April 30, 2010	-	$-	$-	$-	$-
Issuance of common shares for cash	300,000,000	300,000	(297,000)	-	3,000
Issuance of common shares for cash	72,000,000	72,000	(57,600)	-	14,400
Issuance of common shares for cash	16,000,000	16,000	(11,200)	-	4,800
Net loss for the period	-	-	-	(714)	(714)
Balance, September 30, 2010	388,000,000	388,000	(365,800)	(714)	21,486
Net loss for the year ended September 30, 2011	-	-	-	(25,360)	(25,360)
Balance, September 30, 2011	388,000,000	388,000	(365,800)	(26,074)	(3,874)
Beneficial conversion features	-	-	197,176	-	197,176
Valuation of warrants	-	-	57,175	-	57,175
Shares returned	(100,000,000)	(100,000)	100,000	-	-
Issuance of common shares for property	200,000	200	19,800	-	20,000
Net loss for the year ended September 30, 2012	-	-	-	(578,753)	(578,753)
Balance, September 30, 2012	288,200,000	288,200	8,351	(604,827)	(308,276)
Beneficial conversion features	-	-	35,736	-	35,736
Valuation of warrants	-	-	4,070	-	4,070
Net loss for the period ended June 30, 2013	-	-	-	(282,730)	(282,730)
Balance, June 30, 2013	288,200,000	$288,200	$48,157	(887,557)	(551,200)

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine month periods ended June 30, 2013 and 2012
 and for the period from
April 30, 2010 (date of inception) to June 30, 2013
(Unaudited)

	Ninemonths ended June 30, 2013	Ninemonths ended June 30, 2012	From inception (April30, 2010) to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(282,730)	$(469,150)	$(887,557)
Interest expense-Amortization on discount of convertible promissory notes	109,590	99,094	265,362
Impairment on mineral claims	-	225,000	225,000
Adjustment to reconcile net loss to net cash (used in) operating activities:
(Increase) decrease in prepaid expense	2,572	(9,251)	(2,021)
Increase (decrease) in accounts payable and accrued liabilities	34,330	19,174	63,922
Net cash provided by (used) in operating activities	(136,238)	(135,133)	(335,294)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase mineral claims	-	(205,000)	(205,000)
Net cash used in investing activities	-	(205,000)	(205,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	1,778	6,417
Proceeds from convertible notes payable	95,000	385,000	515,000
Proceeds from issuance of common stock	-	-	22,200
Net cash provided by financing activities	95,000	386,778	543,617

Increase (decrease) in cash during the period	(41,238)	46,645	3,323
Cash, beginning of period	44,561	32	-
Cash, end of period	$3,323	$46,677	$3,323

Supplement cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-cash transactions:
Shares issued for acquisition of mineral property	$-	$20,000	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

1. ORGANIZATION

SOLO INTERNATIONAL, INC. was founded in the State of Nevada on April 30, 2010 as a Poland based corporation intending to provide services in interior architectural design in Poland.

On October 12, 2011, Mr. Michel Plante acquired control of three million (3,000,000) pre-split shares of the Company’s issued and outstanding common stock, representing approximately 77.32% of the Company’s total issued and outstanding common stock, from Mr. YuryShcharbakou in accordance with a stock purchase agreement by and between Mr. Plante and Mr. Shcharbakou, thus effecting a change in control of the Company.

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

Since Inception (April 30, 2010) through June 30, 2013, the Company has not generated any revenue and has an accumulated deficit of $887,557.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Consolidated operating results for the three and nineperiod ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended September 30, 2012 filed with the Securities and Exchange Commission on December 31, 2012.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

Going Concern
The consolidated financial statements have been prepared on a going concern basis that assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $887,557 as of June 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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
June 30, 2013
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
June 30, 2013
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Beneficial Conversion Feature
From time to time, the Company may issue convertible notes that may have conversion prices that create an embedded beneficial conversion feature pursuant to the Emerging Issues Task Force guidance on beneficial conversion features. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discountis amortized to interest expense over the life of the note using the effective interest method.

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

Cash Payments:

The Company is required to pay the cash payments to Optionor, all of which have been paid as of June 30, 2013, in the following amounts and by the dates described below:

i.	$50,000 within 2 business days of the execution of the Option Agreement
ii.	$70,000 within 30 days following the First Option Payment

iii.	$70,000 within 30 days following the Second Option Payment
iv.	$15,000 within 30 days following the Third Option Payment

Expenditures:

During the nine month period ended June 30, 2013, the Company expended a total of $17,630 for exploration expenses.

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
June 30, 2013
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

On November 27, 2012, the Option Agreement was further amended to revise the requirement to expend the $65,000 on exploration expenditures to read that the Optionee has earned its 100% right and interest in the Property for the payment of all expenditures to November 27, 2012 and for allowing the Optionor to utilize a portion of the expenditures expended by the Optionee to apply to certain of the Optionor’s claims.  The Company has transferred the title to the Property to its wholly owned subsidiary, 9252-4768 Quebec Inc.

4. COMMON STOCK

The authorized capital of the Company is 900,000,000 common shares with a par value of $ 0.001 per share.

As of June 30, 2013, 288,200,000 common stock shares were issued and outstanding.

5.  CONVERTIBLE PROMISSORY NOTE, NET

(i)	Craigstone Ltd. (“Craigstone”)

On November 4, 2011, the Company entered into a Securities Purchase Agreement with Craigstone pursuant to which the Company received $100,000 as a loan from Craigstone in exchange for one (1) Unit consisting of: a Convertible Promissory Note convertible to common stock in whole or in part, at any time and from time to time before maturity at the option of the holder at seventy-five percent (75%) of the average traded price of the common stock for the thirty (30) trading days immediately preceding the conversion date; and a three (3) year Warrant (the “Warrant”) to purchase two hundred fifty thousand (250,000) shares of the Company’s Common Stock exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading days immediately preceding the exercise date. The Note earns simple interest accruing at ten percent (10%) per annum and was due on or before the twelfth month anniversary of the date of execution.  The due dates were extended as described further herein.

During the fiscal year ended September 30, 2012, the Company entered into additional Securities Purchase Agreements with Craigstone pursuant to which the Company received  collectively $320,000 as  loans whereby each funding received  one (1) Unit consisting of: a Convertible Promissory Note convertible to common stock in whole or in part, at any time and from time to time before maturity at the option of the holder at seventy-five percent (75%) of the average traded price of the common stock for the thirty (30) trading days immediately preceding the conversion date; and a three (3) year Warrant (the “Warrant”).   Collectively under the Securities Purchase Agreements, Craigstone was granted the rights to purchase seven hundred twelve thousand five hundred (712,500) shares of the Company’s Common Stock exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading days immediately preceding the exercise date. The Notes earn simple interest accruing at ten percent (10%) per annum and weredue on or before the twelfth month anniversary of the date of execution.The due dates were extended as described further herein.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

5.  CONVERTIBLE PROMISSORY NOTE, NET - continued

During the current nine month period ended June 30, 2013, the Company entered into three additional Securities Purchase Agreements with Craigstone. pursuant to which the Company received a total of $45,000 as  loans in exchange for which each agreement receivedone (1) Unit consisting of a Convertible Promissory Note convertible to common stock in whole or in part, at any time and from time to time before maturity at the option of the holder at seventy-five percent (75%) of the average traded price of the common stock for the thirty (30) trading days immediately preceding the conversion date; and collectively received a three (3) year Warrant (the “Warrant”) to purchase one hundredtwelve thousand five hundred (112,500) shares of the Company’s Common Stock exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading days immediately preceding the exercise date.The Notes earn simple interest accruing at ten percent (10%) per annum and is due on or before the twelfth month anniversary of the date of execution.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $215,439 on the notes, and $60,439 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount was respectively $8,467 (2012 - $50,227) and $102,729 (2012 - $99,094) for the three and nine months ended June 30, 2013, which amount has been recorded as interest expense.

	June 30, 2013	September 30, 2012	Issue Date
Convertible Promissory Note – face value, due on November 4, 2012	$100,000	$100,000	$100,000
Convertible Promissory Note – face value, due on January 4, 2013	115,000	115,000	115,000
Convertible Promissory Note – face value, due on February 3, 2013	85,000	85,000	85,000
Convertible Promissory Note – face value, due on March 8, 2013	35,000	35,000	35,000
Convertible Promissory Note – face value, due on May 11, 2013	25,000	25,000	25,000
Convertible Promissory Note – face value, due on June 19, 2013	25,000	25,000	25,000
Convertible Promissory Note – face value, due on September 11, 2013	35,000	35,000	35,000
Convertible Promissory Note – face value, due on October 19, 2013	15,000		15,000
Convertible Promissory Note – face value, due on October 26, 2013	15,000		15,000
Convertible Promissory Note – face value, due on May 30, 2014	15,000		15,000
Total convertible promissory note – face value	465,000	420,000	465,000
Less: beneficial conversion feature	(13,711)	(74,290)	(215,439)
Warrant discount	(3,665)	(24,289)	(60,439)
	$447,624	$321,421	$189,122

Interest expenses:
	For the three month period		For the nine month period
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Amortization of debt discount	$8,467	$50,227	$102,729	$99,094
Interest at contractual rate	11,219	8,770	33,473	17,113
Totals	$19,686	$58,997	$136,202	$116,207

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

5.  CONVERTIBLE PROMISSORY NOTE, NET - continued

On January 31, 2013, Craigstone agreed to extend the maturity dates of certain notes due and payable on November 4, 2012, January 4, 2012 and February 3, 2013 for a period of one year or greater so that the respective notes are now due and payable on November 4, 2013, November 4, 2014 and February 3, 2014.

On May 31, 2013, Craigstoneagreed to extend the maturity dates of certain notes due and payable on March 8, 2013, May 11, 2013 and June 19, 2013 to March 8, 2014, May 11, 2014 and June 19, 2014.

(ii)	Adams Ale Inc.

EffectiveFebruary 15, 2013, the Company entered into a Securities Purchase Agreement with Adams Ale Inc.(“Adams”) pursuant to which Adams agreed to undertake a private placement in the amount of $100,000.  On May 1, 2013, Adams had not fully funded the private placement, having funded an amount of $50,000 and agreed to convert to a Convertible Promissory Note on the same commercial terms as the Craigstone notes discussed above.   The Company agreed to enter into a Securities Purchase Agreement with Adams for the funded amount of $50,000 in exchange for one (1) Unit consisting of: a Convertible Promissory Note convertible to common stock in whole or in part, at any time and from time to time before maturity at the option of the holder at seventy-five percent (75%) of the average traded price of the common stock for the thirty (30) trading days immediately preceding the conversion date; and a three (3) year Warrant (the “Warrant”) to purchase one hundred twenty-five thousand (125,000) shares of the Company’s Common Stock exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading days immediately preceding the exercise date. The Note earns simple interest accruing at ten percent (10%) per annum and is due on or before the twelfth month anniversary of the date of execution.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $17,473 on the note, and $806 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount was respectively $4,557 (2012 - $nil) and $6,862 (2012 - $nil) for the three and nine months ended June 30, 2013, which amount has been recorded as interest expense.

	June 30, 2013	Issue Date
Convertible Promissory Note – face value, due on February 15, 2014	50,000	50,000
Total convertible promissory note – face value	50,000	50,000
Less: beneficial conversion feature	(10,914)	(17,473)
Warrant discount	(503)	(806)
	$38,582	$31,721

Interest expenses:
	For the three month period		For the nine month period
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Amortization of debt discount	$4,557	$-	$6,862	$-
Interest at contractual rate	1,247	-	1,877	-
Totals	$5,804	$-	$8,739	$-

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

6. ADVANCE FROM RELATED PARTIES

The Company entered into a management consulting agreement with the Company’s sole director and officer, commencing October 1, 2012. Under the terms of the agreement, payments of $2,500 a month, are payable on the 1st of each month.  During the nine month period ended June 30, 2013, the Company made cash payments of $22,500under the management consulting agreement.

The Company’s prior Director has loans outstanding with the Company as at June 30, 2013 of $6,417. The amount is due on demand, non-interest bearing and unsecured.

7. WARRANTS

An aggregate of 1,200,000 warrants were issued as at June 30, 2013 as required under the terms of a series of Securities Purchase Agreements discussed above in Note 5.  The warrants are exercisable for a period of three years from the date of issue, exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of the Company’s common stock for the thirty (30) trading days immediately preceding the exercise date.

The fair value of the 1,200,000 warrants totaling $61,245 was recorded as a discount on the convertible notes payable upon issuance. This value was calculated using the Black-Scholes model. The key inputs for the calculation are shown below:

Stock Price on Measurement Date	$0.0068 ~ 0.135
Exercise Price of Warrants	$0.0051 ~ 0.101
Term of Warrants (years)	3.00
Computed Volatility	125.84% ~ 147.91%
Annual Dividends	0.00%
Discount Rate	0.33 ~ 0.49%

A summary of the Company’s warrants as of June 30, 2013 and September 30, 2012 as follows:

June 30, 2013	September 30, 2012
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding at the beginning of the period	962,500	$0.069	-	$-
Granted	237,500	0.024	962,500	$0.069
Exercised	-		-	-
Cancelled	-		-	$-
Outstanding at the end of the period	1,200,000	$0.060	962,500	$0.069
Vested and exercisable at the end of period	1,200,000		962,500
Weighted average fair value per share of warrants granted during the period		$0.060		$0.069

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

7. WARRANTS (continued)

The following table summarizes information regarding stock purchase warrants outstanding at June 30, 2013:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.00563 to 0.10	1,200,000	1.80	$0.060	1,200,000	1.80	$0.060

8. RECLASSIFICATIONS

Certain amounts in the prior period’s financial statements have been reclassified to conform to the current year presentation and to break out Adams Ale Funding that had previously been combined with Craigstone Funding  (refer to Note 5 above).

9. SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2013 $	September 30, 2012 $
Current Assets	5,344	49,154
Current Liabilities	556,544	357,430
Working Capital (Deficit)	(551,200)	(308,276)

Cash Flows

	June 30, 2013 $	June 30, 2012 $
Cash Flows from (used in) Operating Activities	(136,238)	(135,133)
Cash Flows from (used in) Investing Activities	-	(205,000)
Cash Flows from (used in) Financing Activities	95,000	386,778
Net Increase (decrease) in Cash During Period	(41,238)	46,645

Operating Revenues

Operating revenues for the periods ended June 30, 2013 and 2012 were $0.

Operating Expenses and Net Loss

Comparison of three month periods ended June 30, 2013 and 2012

Operating and other expenses for the three month period ended June 30, 2013 totaled $27,909 and are comprised of $6,109 in professional fees, $7,500 in fees paid under a related party management contract, $10,423 in other general administrative expenses, and $3,877 in exploration expenses.   In addition the Company recorded $25,489 as interest expenses, $13,024of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount resulting from convertible promissory notes.

As compared to operating expenses for the period ended June 30, 2012 which totaled $50,434 and are comprised of $20,000 for impairment of mineral claims, $8,796 in professional fees, $7,500 in fees paid under a management contract and $14,138 in other general administrative expenses.   In addition the Company recorded $58,997 as interest expenses, $39,525 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount resulting from convertible promissory notes.

Net loss for the period ended June 30, 2013 was $53,398 as compared to $109,431 for the three month period ended June 30, 2012.  The decrease in operating expenses and losses is predominantly due to the impairment of our mineral claims in the period ended June 30, 2012 with no comparable impairment during the period ended June 30, 2013 and the fact that interest expenses decreased from $58,997 (2012) to $25,489 (2013).

Comparison of nine month periods ended June 30, 2013 and 2012

Operating and other expenses for the nine month period ended June 30, 2013 totaled $137,790 and are comprised of $40,090 in professional fees, $22,500 in fees paid under a related party management contract, $57,570 in other general administrative expenses, and $17,630 in exploration expenses.   In addition the Company recorded $144,940 as interest expenses, $109,590of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount resulting from convertible promissory notes.

Operating expenses for the nine month period ended June 30, 2012totaled $352,943 and were comprised of $225,000 for impairment of mineral claims, $54,236 in professional fees, $22,500 in fees paid under a management contract and $51,207 in other general administrative expenses.   In addition the Company recorded $116,207 as interest expenses, $99,094 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount resulting from convertible promissory notes.

Net loss for the nine month period ended June 30, 2013 was $282,730as compared to $469,150for the same period ended June 30, 2012.  The decrease in operating expenses and losses is predominantly due to the impairment of our mineral claims in the period ended June 30, 2012 with no comparable impairment during the period ended June 30, 2013.   There were no exploration expenses for the period ended June 30, 2012 while we had exploration expenses of $17,630 for the period ended June 30,2013,  other general and administrative expenses increased from $51,207 for the period ended June 30, 2012 to $57,570 for the period ended June 30, 2013, the  increases in exploration expenses and other general and administration expenses was partially offset by a decrease in professional fees from $54,236 as at June 30, 2012 to $40,090 as at June 30, 2013.

Liquidity and Capital Resources

As at June 30, 2013, the Company had total assets of $5,344 compared to $49,154 as at September 30, 2012. The decrease in total assets is attributable to the payment of operation costs offset by funds raised of $95,000 during the period.

As at June 30, 2013, the Company had total liabilities of $556,544 as compared with total liabilities of $357,430 as at September 30, 2012. The increase in total liabilities was due to an increase in the amount of convertible notes as the Company continues to raise funds  under a series of securities purchase agreements to the completion of a financing agreement whereby the Company received proceeds totaling $95,000 as part of a Securities Purchase Agreement which allows the investor to convert the principal balance to shares of the Company’s common stock during the term of the one year loan agreement, and granted a total of 237,500 share purchase warrants for exercise for a three year term bringing the total warrants issued under a series of convertible notes to 1,200,000.  The four notes in the amount total of $95,000 are convertible at a discount to market price during the term, resulting in a beneficial conversion feature which was valued at $35,736 on the $95,000 notes, and $4,069 on the warrants. This value was recorded as a discount on debt and offset to capital in excess of par value on the date the transactions were concluded. During the nine month period ended June 30, 2013 accounts payable and accrued expenses increased by $34,330 due to increased operations.

As at June 30, 2013, the Company had a working capital deficit of $551,200 compared with a working capital deficit of $308,276 as at September 30, 2012.  The increase in working capital deficit is mainly attributable to the increase in current liabilities as a result of the financing activities of the Company by way of convertible loans, and the Company’s expenditures as it continues to increase operations.

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

Cashflow from Operating Activities

During the ninemonth period ended June 30, 2013, the Company used $136,238of cash for operating activities compared to the use of $135,133of cash for operating activities during the period ended June 30, 2012. The increase in net cash used in operating activities is attributed to the Company’s acquisition of an option on certain mineral claims, which caused the increase cash used in professional fee, management fee, consulting fee and other operating expenses.

Cashflow from Investing Activities

During the nine month period ended June 30, 2013 the Company has expended no cash on investing activities as compared to the expenditure of $205,000 for the nine months ended June 30, 2012 where the Company continued to fund the purchase of certain mineral claims.

Cashflow from Financing Activities

During the nine month period ended June 30, 2013, the Company received $95,000 cash from financing activities by way of a note payable compared to $386,778 cash from notes payable of $385,000 and $1,778 in related party advances for the nine month period ended June 30, 2012.

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

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on January 13, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period the Company entered into two Securities Purchase Agreements in the amount of $15,000 and $50,000 respectively pursuant to which the Company received a total of $65,000 as  loans  in  exchange for two (2) Units consisting of:  Convertible Promissory Notes convertible tocommon stock in whole or in part, at any time and from time to time before maturity at the option of the holder at seventy-five percent (75%) of the average traded price of the common stock for the thirty (30) trading days immediately preceding the conversion date; and three (3) year Warrants (the “Warrant”) to purchase one hundred and  five thousand (125,000) and thirty-seven thousand five hundred (37,500)  shares of the Company’s Common Stock respectively exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading days immediately preceding the exercise date. The Notes earn simple interest accruing at ten percent (10%) per annum and are due on or before the twelfth month anniversary of the date of execution.

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

None

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

SOLO INTERNATIONAL, INC.

Dated: August 19, 2013	By:	/s/ Michel Plante
	Name:	Michel Plante
	Title:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)