Form 10-K
period 2013-09-30
Solo International, Inc
filed 2013-12-30
CIK 1501845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $573,300 (based on 88,200,000 shares held by non-affiliates and closing market price of $0.0065 per share as of March 29, 2013 (the last business day of the registrant’s most recently completed second quarter)), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

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
288,200,000 shares of common stock issued and outstanding as of December 20, 2013

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

On November 27, 2012, the Option Agreement was further amended to revise the requirement to expend the $65,000 on exploration expenditures to read that the Optionee had earned its 100% right and interest in the Property for the payment of all expenditures to November 27, 2012 and for allowing the Optionor to utilize a portion of the expenditures expended by the Optionee to apply to certain of the Optionor’s claims.

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

The Philadelphia Claim was obtained by map designation, henceforth the principal method for acquiring a claim, and the Philadelphia Claim was registered on November 29, 2010. The term of a claim is two years, from the day the claim is registered and it can be renewed indefinitely providing the holder meets all the conditions set out in the Mining Act, including the obligation to invest a minimum amount required in exploration work determined by regulation.  The Act includes provisions to allow any amount disbursed to perform work in excess of the prescribed requirements to be applied to subsequent terms of the claim. The Philadelphia Claim registration is set to expire on November 28, 2014.  We have met our expenditure requirements on the Claim and have renewed our registration, which will expire on November 28, 2014. Recent assessments of several areas near Notre Dame-de-la-Salette indicate recoverable deposits of apatite in the Philadelphia Claim previously mined in the late 1800’s. There are several other old mines near this location: McLaren, Lac Tamo, Craft, North Star and Chapleau.

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

The Second Claim is currently recorded with the Ministere of Natural Resources Quebec. The Second Claim was also obtained by map designation, henceforth the principal method for acquiring a claim, and the Second Claim was registered on October 19, 2011. The term of the claim is two years, from the day the claim is registered and it can be renewed indefinitely providing the holder meets all the conditions set out in the Mining Act, including the obligation to invest a minimum amount required in exploration work determined by regulation. The Act includes provisions to allow any amount disbursed to perform work in excess of the prescribed requirements to be applied to subsequent terms of the claim. We have undertaken exploration work on this claim and this Claim has been renewed, with a new expiration date of October 18, 2015.

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

Exploration Programs:

Phase I

The Company completed Phase 1 during the month of September, 2012, which was its initial survey consisting of prospecting and locating historic apatite mine sites and sampling of the mine sites located.   The Company’s consulting geologist recommended  commencing Phase II of the Company’s planned exploration program. The objective of the initial phase of exploration was to locate the historic mine site on the claims and sample the site to evaluate its REE content. Further the objective was to try to define if there is any zoning between heavy and light REE in the skarns. This initial phase was carried on between September 18 and 21, 2012 by a geologist and a technician. The crew was able to locate the old mine site, along with 2 other small open pits and many outcrops in the immediate surroundings. The site is easily accessible by main roads and a small walk through a clear bush road. 26 samples were taken on the main mine site, 11 blocks were sampled and 5 other samples were taken on other outcrops and pits. The samples were bagged on site and then sent to Val D'Or Minerals Lab for preparation by crushing (Split off 1kg and pulverize split to better than 85% passing 75 microns) and REE assaying by inductively coupled plasma mass spectrometry (ICP-MS).  Apatite minerals found on site were sent to the University of Quebec's mineral lab to evaluate their REE contents with a scanning electron microscope.

Phase II

The second phase exploration program started on the 16th day of October, 2012. The exploration team was comprised of a senior geophysicist and a technician. Their objective was to find new mining pits in the surrounding area of the main historical pit site and to sample the new sites for REE. The team will also undertake a geophysical reconnaissance survey. A beep mat will be brought on the property to verify the geophysical signals of the skarns zones at surface, which is the host rock of apatite and REE. A Beep Mat BM4+ was used to evaluate if there are any electro magnetism and magnetism signals which will allow us to separate skarns zones and their surroundings close to the surface.

While the Company has received results it does not yet have a NI43-101 compliant report which will allow it to release the results in Canada as the Company is a reporting issuer in both Canada and the U.S.  The Company finalized its NI43-101 report on May 9, 2013.

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

Phase III and Phase IV

A Phase III ground geophysical survey should be able to generate drilling targets for apatite in any skarn zones identified or elsewhere on the property. Phase IV will then either drill or mechanically strip the geophysical anomalies. Both third and fourth phases can be done even if the ground is frozen or if snow is present. We expect to begin these  phases (Phase III and Phase IV) of the program on the second calendar quarter of 2014, assuming we have adequate funds to continue our operations. Phase III will consist of retaining a consultant(s) to conduct core sampling and analysis. Core sampling is the process of drilling holes to a depth of up to 100 feet in order to extract a sample of earth. Depending on the availability of funds, we intend to drill a minimum of 16 holes to a depth of 100 feet each (totaling 1,600 linear feet) and a maximum of 32 holes to a depth of 100 feet each (totaling 3,200 linear feet). We anticipate that it will take between one to three months to drill 16-32 holes to a depth of 100 feet each. Our estimated costs for drilling is approximately $20.00 per foot; thus to drill 16 holes to a depth of 100 feet, it will cost approximately $31,000 and to drill 32 holes to a depth of 100 feet, it will cost approximately $64,000. Additionally, we will pay a consultant(s) up to a maximum of $5,000 per month for his or her services during Phase III. We anticipate that it will take between one to three months to conduct Phase III; thus, we will pay the consultant(s) a minimum of $5,000 and a maximum of $15,000.

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

Phase	Exploration Activities	Anticipated Timeframe	Cost
Phase III & Phase IV	Retention of consultant(s) to conduct: Core sampling and analysis of samples derived from core sampling.	Expected to begin in the first calendar quarter of 2013 (dependent on funding).	$100,000 - $3000,000 (dependent on the number of holes drilled and the duration of consultant’s services)
TOTAL			$100,000 – 300,000

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

World Mine Production and Reserves

Country	Mine Production		Reserves
	2011	2012
United States	-	7,000	13,000,000
Australia	2,200	4,000	1,600,000
Brazil	250	300	36,000
China	105,000	95,000	55,000,000
India	2,800	2,800	3,100,000
Malaysia	280	350	30,000
Other countries	N/A	N/A	41,000,000
World Total	111,000	110,000	110,000,000

Source: U.S. Department of the Interior, Mineral Commodity Summaries, USGS,  January 2013.

1.	Reserve Base is defined by the USGS to include reserves (both economic and marginally economic) plus some subeconomic resources (i.e., those that may have potential for becoming economic reserves).

China*

China, the predominant supplier. announced regulations on exports and a crackdown on smuggling. On September 1, 2009, China announced plans to reduce its export quota to 35,000 tons per year in 2010–2015, ostensibly to conserve scarce resources and protect the environment.  On October 19, 2010 China Daily, citing an unnamed Ministry of Commerce official, reported that China will "further reduce quotas for rare earth exports by 30 percent at most next year to protect the precious metals from over-exploitation".   At the end of 2010 China announced that the first round of export quotas in 2011 for rare earths would be 14,446 tons which was a 35% decrease from the previous first round of quotas in 2010. China announced further export quotas on 14 July 2011 for the second half of the year with total allocation at 30,184 tons with total production capped at 93,800 tonnes. In September 2011 China announced the halt in production of three of its eight major rare earth mines, responsible for almost 40% of China's total rare earth production.   In March 2012, the U.S., E.U., and Japan confronted China at WTO about these export and production restrictions. China responded with claims that the restrictions had environmental protection in mind. In August 2012, China announced a further 20% reduction in production. These restrictions have damaged industries in other countries and forced producers of rare earth products to relocate their operations to China. The Chinese restrictions on supply failed in 2012 as prices dropped in response to the opening of other sources.

Outside of China*

As a result of the increased demand and tightening restrictions on exports of the metals from China, some countries are stockpiling rare earth resources.  Searches for alternative sources in Australia, Brazil, Canada, South Africa, Tanzania, Greenland, and the United States are ongoing.  Mines in these countries were closed when China undercut world prices in the 1990s, and it will take a few years to restart production as there are many barriers to entry.  One example is the Mountain Pass mine in California, that announced its resumption of operations on a start-up basis on August 27, 2012.   Other significant sites under development outside of China include the Nolans Project in Central Australia, the remote Hoidas Lake project in northern Canada, and the Mount Weld project in Australia. The Hoidas Lake project has the potential to supply about 10% of the $1 billion of REE consumption that occurs in North America every year. Vietnam signed an agreement in October 2010 to supply Japan with rare earths from its northwestern Lai Châu Province.

Also under consideration for mining are sites such as Thor Lake in the Northwest Territories, various locations in Vietnam,[14][20][39] and a site in southeast Nebraska in the US, where Quantum Rare Earth Development, a Canadian company, is currently conducting test drilling and economic feasibility studies toward opening a niobium mine.  Additionally, a large deposit of rare earth minerals was recently discovered in Kvanefjeld in southern Greenland.  Pre-feasibility drilling at this site has confirmed significant quantities of black lujavrite, which contains about 1% rare earth oxides (REO).  The European Union has urged Greenland to restrict Chinese development of rare-earth projects there, but as of early 2013, the government of Greenland has said that it has no plans to impose such restrictions.  Many Danish politicians have expressed concerns that other nations, including China, could gain influence in thinly populated Greenland, given the number of foreign workers and investment that could come from Chinese companies in the near future because of the law passed December 2012.

Adding to potential mine sites, ASX listed Peak Resources announced in February 2012, that their Tanzanian based Ngualla project contained not only the 6th largest deposit by tonnage outside of China, but also the highest grade of rare earth elements of the 6.

*Source – Wikipedia (http://en.wikipedia.org/wiki/Rare_earth_element)

Current Trends and Information:

China’s virtual monopoly on rare earth elements used in high-technology applications has been loosened, decreasing the risk that supplies to U.S. defense contractors could be disrupted, according to the Pentagon’s latest assessment of the nation’s industrial base.

“Global market forces are leading to positive changes in rare earth supply chains, and a sufficient supply of most of these materials likely will be available to the defense industrial base,” said the Pentagon report by Elana Broitman, the Defense Department’s top official on the U.S. industrial base. “Prices for most rare earth oxides and metals have declined approximately 60 percent from their peaks in the summer of 2011.”

Rare earths are 17 chemically similar elements used in products from Apple Inc.’s  iPads and hybrid-electric cars to smart bombs and Tomahawk cruise missiles made by Raytheon Co.

 “An increase in supply of material from outside of China” and the substitution of other substances have reduced reliance on China since 2011, when it controlled 95 percent of the world’s supply and imposed export restrictions, said the report, which was sent to Congress last week.

Congress in 2011 required the Pentagon to examine the use of rare earth materials in defense applications, determine if non-U.S. supplies might be disrupted, and suggest ways to ensure long-term availability, as well as secure an assured source of supply by 2015.

Defense Research

The Defense Department is “conducting research in cooperation with a domestic producer to develop an economic and environmentally superior process for producing rare earth metals,” according to the report, which said that defense requirements generally are a small percentage of demand for the materials.

 “These conclusions are wishful thinking, not a defense strategy,” Jeff Green, president of J.A. Green & Co. in Washington, who represents miners and users of the elements, said in an e-mailed statement.

“We still have no producers of the more defense-critical heavy rare earths, and significant gaps remain in the domestic production of metal, alloy and magnets, all found in our most critical weapons, with no appreciable investment planned to solve the production problem,” he said.

*Source – Bloomberg Businessweek – December 18, 2013.

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

Since our inception through September 30, 2013, the Company has earned no revenue and has incurred a net loss of $960,853.  We do not anticipate earning revenues until such time as we enter into commercial production of the Property. We expect to incur operating losses in future periods. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations which will have a significant negative impact on the Company's operations.

Key management personnel may leave the Company, which could adversely affect the ability of the Company to continue operations.

The Company is entirely dependent on the efforts of its President because of the time and effort that he devotes to the Company. Mr. Michael Cooper Smith currently devotes between 5 and 10 hours per week to our business and any additional time when required. He is in charge of supervising all exploration programs that we carry out including supervision of any consultants or contractors that we engage to assist in exploration. The loss of Mr. Cooper Smith could have a material adverse effect on the business and its prospects and there is no guarantee that replacement personnel, if any, will help the Company to operate profitably. The Company does not maintain key person life insurance on its President.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently utilize a corporate office center, which costs approximately $80 per month, located at 871 Coronado Center Drive, Suite 200, Henderson, Nevada 89052 and our telephone number is (702) 330-3285, and additional costs are billed depending on our usage of the corporate office center. These offices provide mail and the use of office facilities as required. As of the date of this filing, we have not sought to move or change our office site. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property. Our former subsidiary offices located in Montreal, Quebec at Suite 2500, 1155 Boul Rene-Levesque West, Montreal, Quebec, were  vacated subsequent to year end.  During the fiscal year ended September 30, 2013 we paid fees for these offices of approximately $225 per month.

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

The Philadelphia Claim is a 59.96 hectare claim with no exploration restriction located 3.6 km NE of Notre Dame-de-la-Salette (45° 46’ 04”N 75° 35’ 07”W), a small village of 745 people located in the Outaouais region of Quebec, and has an easy road access as it is 170 meters off of a main road. The Philadelphia Claim is currently recorded with the Ministere of Natural Resources Quebec. The claim gives the holder an exclusive right to search for mineral substances in the public domain, except sand, gravel, clay and other loose deposits, on the land subjected to the claim. The Philadelphia Claim was obtained by map designation, henceforth the principal method for acquiring a claim, and the Philadelphia Claim was registered on November 29, 2010. The term of a claim is two years, from the day the claim is registered and it can be renewed indefinitely providing the holder meets all the conditions set out in the Mining Act, including the obligation to invest a minimum amount required in exploration work determined by regulation. The Act includes provisions to allow any amount disbursed to perform work in excess of the prescribed requirements to be applied to subsequent terms of the claim. The Philadelphia Claim registration is set to expire on November 28, 2014, unless it is renewed.   The Company can renew this claim by undertaking work on the claim.  Recent assessments of several areas near Notre Dame-de-la-Salette indicate recoverable deposits of apatite in the Philadelphia Claim previously mined in the late 1800’s. There are several other old mines near this location: McLaren, Lac Tamo, Craft, North Star and Chapleau.

The Second Claim is currently recorded with the Ministere of Natural Resources Quebec. The Second Claim was also obtained by map designation, henceforth the principal method for acquiring a claim, and the Second Claim was registered on October 19, 2011. The term of the claim is two years, from the day the claim is registered and it can be renewed indefinitely providing the holder meets all the conditions set out in the Mining Act, including the obligation to invest a minimum amount required in exploration work determined by regulation. The Act includes provisions to allow any amount disbursed to perform work in excess of the prescribed requirements to be applied to subsequent terms of the claim. The Second Claim registration is set to expire on October 18, 2015.  The Company may renew this claim by continuing to undertake work on the claim.

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

Not Applicable

PART II

ITEM 5.  MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock has been quoted on the OTC Bulletin Board since December 23, 2010 under the symbol “SLIO” and began trading on December 7, 2011. Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB since for the last two fiscal years ended September 30, 2013 and September 30, 2012. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Quarter	High ($)	Low ($)
4th Quarter ended 9/30/2013	0.0060	0.0010
3rd Quarter ended 6/30/2013	0.0124	0.0021
2nd Quarter ended 3/31/ 2013	0.0225	0.0050
1st Quarter ended 12/31/2012	0.1340	0.0085
4th Quarter ended 9/30/2012	0.10	0.03
3rd Quarter ended 6/30/2012	0.10	0.04
2nd Quarter ended 3/31/ 2012	0.10	0.04
1st Quarter ended 12/31/2011	0.11	0.09

The above information was prepared by the Company from data on OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of December 20, 2013, there were 26 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities:

On December 18, 2013, we entered into a securities purchase agreement to raise a total of  $22,500, through a private offering of a convertible promissory note, exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and Rule 506 of Regulation D.  The investor is an accredited investor pursuant to Rule 501(a) of Regulation D.

The material terms of the Note are as follows:

The Note shall bear interest at 8% per annum until September 20, 2014 (the “Maturity Date”), at which time, unless converted, all principal and accrued interest shall be due and payable.  Any amount of principal or interest on the Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.   The holder shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of the note (dated December 18, 2013) to convert the Note, in whole or in part,  into full paid and non-assessable shares of Common Stock.   The conversion price (the “Conversion Price”) shall equal the Variable Conversion Price which shall mean shall mean 55% multiplied by the Market Price (as defined herein) (representing a discount rate of 45%) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). “Market Price” means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market.

There were no other issuances of unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Cash on hand at September 30, 2013 was $Nil as compared to $49,154 as of September 30, 2012. Our total liabilities on September 30, 2013 were $625,593 as compared to $357,430 at September 30, 2012. This significant change was as a result of our increased borrowing by way of convertible promissory notes which increased to $503,670 on September 30, 2013 from $321,421 on September 30, 2012.

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

We do not have sufficient funds to meet our next twelve month obligations. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and ultimately upon our ability to achieve and maintain profitable operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.   We do not currently have sufficient capital to meet our obligations as they come due and there can be no assurance we will be able to raise sufficient funds to maintain our reporting requirements or to fund our exploration programs on our properties.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

We recorded an operating loss of $180,514 for the fiscal year ended September 30, 2013 as compared to an operating loss of $395,980 for the fiscal year ended September 30, 2012. The decrease in operating losses results mainly from an impairment of mineral properties in the amount of $225,000 during fiscal 2012 as compared to no impairment during fiscal 2013.   All other expenses remained relatively constant with exploration expenses of $17,620 (2013) compared to exploration expenses of $17,815 (2012), professional fees of $65,316 (2013) compared to $63,032 (2012), management fees of $32,500 (2013) from $30,000 (2012) with a slight increase in general and administration to $65,068 (2013) from $60,133 (2012).

From inception we have an operating loss of $602,568.

Net loss for fiscal 2013 was $356,026 as compared to $578,753 for fiscal 2012 and includes interest expenses of $175,512 for fiscal 2013 as compared to $182,773 for 2012.

Our net loss per share remained constant at $0.00 during fiscal 2013 and 2012.

The increase in net losses and operating losses in 2013 over fiscal 2013 is due to the Company commencing operations and acquiring and undertaking exploration on its mineral properties during fiscal 2012 with little exploration undertaken by the Company during fiscal 2013 due to a lack of available funds.

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

All financial information required by this Item is attached hereto below beginning on page 29.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

September 30, 2013
(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Solo International, Inc.:

We have audited the accompanying consolidated balance sheet of Solo International, Inc. (“the Company”) as of September 30, 2013, and the related statement of operations, stockholders’ equity (deficit) and cash flows for the period April 30, 2010 (inception) through September 30, 2013. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Solo International, Inc., as of September 30, 2013, and the results of its operations and its cash flows for the period April 30, 2010 (inception) through September 30, 2013, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC
B F Borgers CPA PC
Denver, CO

December 30, 2013

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

/s/ Borgers & Cutler CPA’s PLLC
Borgers & Cutler CPA’s PLLC
Denver, CO
December 30, 2013

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
AUDITED

	September 30, 2013	September 30, 2012
ASSETS
Current
Cash	$-	$44,561
Prepaid expense	1,097	4,593
Total Current Assets	1,097	49,154
Total Assets	$1,097	$49,154

LIABILTIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued liabilities	$113,006	$29,592
Accounts payable and accrued liabilities, related party	2,500	-
Advances from related parties	6,417	6,417
Convertible promissory notes, net (Note 5)	503,670	321,421
Total Current Liabilities	625,593	357,430

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock: 900,000,000 shares authorized, at $0.001 par value 288,200,000 shares issued and outstanding as at September 30, 2013 and 2012	288,200	288,200
Capital in excess of par value	48,157	8,351
Deficit accumulated during the exploration stage	(960,853)	(604,827)
Total Stockholders’ Equity (Deficiency)	(624,496)	(308,276)
Total Liabilities and Stockholders’ Equity (Deficiency)	$1,097	$49,154

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
AUDITED

	For the year ended September 30,		April 30, 2010 (date of inception) to September 30,
	2013	2012	2013

REVENUE	$-	$-	$-

EXPENSES
Exploration expense	17,630	17,815	35,445
Professional fees	65,316	63,032	141,648
Management fees	32,500	30,000	62,500
Impairment on mineral claims	-	225,000	225,000
Other general and administrative expenses	65,068	60,133	137,975
OPERATING LOSS	(180,514)	(395,980)	(602,568

OTHER INCOME (EXPENSES)
Interest expenses	(175,512)	(182,773)	(358,285)

NET LOSS	$(356,026)	$(578,753)	(960,853)

Basic and diluted loss per share	$(0.00)*	$(0.00)*

Weighted average number of shares outstanding, basic and diluted	288,200,000	338,625,683

*	Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Period from April 30, 2010 (date of inception) to September 30, 2013

				Accumulated
				Deficit
			Capital in	During the
	Common Stock		Excess of	development
	Shares	Amount	Par value	Stage	Total
Balance April 30, 2010	-	$-	$-	$-	$-
Issuance of common shares for cash	300,000,000	300,000	(297,000)	-	3,000
Issuance of common shares for cash	72,000,000	72,000	(57,600)	-	14,400
Issuance of common shares for cash	16,000,000	16,000	(11,200)	-	4,800
Net loss for the period	-	-	-	(714)	(714)
Balance, September 30, 2010	388,000,000	388,000	(365,800)	(714)	21,486
Net loss for the year ended September 30, 2011	-	-	-	(25,360)	(25,360)
Balance, September 30, 2011	388,000,000	388,000	(365,800)	(26,074)	(3,874)
Beneficial conversion features	-	-	197,176	-	197,176
Valuation of warrants	-	-	57,175	-	57,175
Shares returned	(100,000,000)	(100,000)	100,000	-	-
Issuance of common shares for property	200,000	200	19,800	-	20,000
Net loss for the year ended September 30, 2012	-	-	-	(578,753)	(578,753)
Balance, September 30, 2012	288,200,000	288,200	8,351	(604,827)	(308,276)
Beneficial conversion features	-	-	35,736	-	35,736
Valuation of warrants	-	-	4,070	-	4,070
Net loss for the year ended September 30, 2013	-	-	-	(356,026)	(356,026)
Balance, September 30, 2013	288,200,000	$288,200	$48,157	(960,853)	(624,496)

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
AUDITED

	Fiscal Year ended September 30, 2013	Fiscal Year ended September 30, 2012	From inception (April 30, 2010) to September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(356,026)	$(587,753)	$(960,853)
Interest expense-Amortization on discount of convertible promissory notes	127,055	155,772	282,827
Impairment on mineral claims	-	225,000	225,000
Adjustment to reconcile net loss to net cash (used in) operating activities:
(Increase) decrease in prepaid expense	3,496	(3,760)	(1,097)
Increase (decrease) in accounts payable and accrued liabilities	85,914	29,492	115,506
Net cash provided by (used) in operating activities	(139,561)	(172,249)	(338,617)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase mineral claims	-	(205,000)	(205,000)
Net cash used in investing activities	-	(205,000)	(205,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	1,778	6,417
Proceeds from convertible notes payable	95,000	420,000	515,000
Proceeds from issuance of common stock	-	-	22,200
Net cash provided by financing activities	95,000	421,778	543,617

Increase (decrease) in cash during the period	(44,561)	44,529	-
Cash, beginning of period	44,561	32	-
Cash, end of period	$-	$44,561	$-

Supplement cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-cash transactions:
Shares issued for acquisition of mineral property	$-	$20,000	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

Since Inception (April 30, 2010) through September 30, 2013, the Company has not generated any revenue and has an accumulated deficit of $960,853.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
September 30, 2013
(Audited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Going Concern

The consolidated financial statements have been prepared on a going concern basis that assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $960,853 as of September 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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
September 30, 2013
(Audited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Basic and Diluted Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at September 30, 2013:

Warrants	12,000,000

Since the Company reflected a net loss in fiscal years 2013 and 2012, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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
September 30, 2013
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

Cash Payments:

The Company is required to pay the cash payments to Optionor, all of which have been paid as of September 30, 2013, in the following amounts and by the dates described below:
i.	$50,000 within 2 business days of the execution of the Option Agreement
ii.	$70,000 within 30 days following the First Option Payment
iii.	$70,000 within 30 days following the Second Option Payment
iv.	$15,000 within 30 days following the Third Option Payment

Expenditures:

During the fiscal year ended September 30, 2013, the Company expended a total of $17,630 (2012 - $17,815) as exploration expenses.

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
September 30, 2013
(Audited)

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

As of September 30, 2013, 288,200,000 common stock shares were issued and outstanding.

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

During the fiscal year ended September 30, 2012, the Company entered into additional Securities Purchase Agreements with Craigstone pursuant to which the Company received  collectively $320,000 as  loans whereby each funding received  one (1) Unit consisting of: a Convertible Promissory Note convertible to common stock in whole or in part, at any time and from time to time before maturity at the option of the holder at seventy-five percent (75%) of the average traded price of the common stock for the thirty (30) trading days immediately preceding the conversion date; and a three (3) year Warrant (the “Warrant”).   Collectively under the Securities Purchase Agreements, Craigstone was granted the rights to purchase seven hundred twelve thousand five hundred (712,500) shares of the Company’s Common Stock exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading days immediately preceding the exercise date. The Notes earn simple interest accruing at ten percent (10%) per annum and were due on or before the twelfth month anniversary of the date of execution.  The due dates were extended as described further herein.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Audited)

5.  CONVERTIBLE PROMISSORY NOTE, NET - continued

During the fiscal year ended September 30, 2013, the Company entered into three additional Securities Purchase Agreements with Craigstone pursuant to which the Company received a total of $45,000 as loans in exchange for which each funding received one (1) Unit consisting of a Convertible Promissory Note convertible to common stock in whole or in part, at any time and from time to time before maturity at the option of the holder at seventy-five percent (75%) of the average traded price of the common stock for the thirty (30) trading days immediately preceding the conversion date; and collectively received a three (3) year Warrant (the “Warrant”) to purchase one hundred twelve thousand five hundred (112,500) shares of the Company’s Common Stock exercisable at the lower of: (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading days immediately preceding the exercise date.  The Notes earn simple interest accruing at ten percent (10%) per annum and is due on or before the twelfth month anniversary of the date of execution.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the dates of grant to be $215,439 on the notes, and $60,439 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount was $115,587 for the fiscal year ended September 30, 2013 (2012 - $155,772), which amount has been recorded as interest expense.

	September 30, 2013	September 30, 2012	Issue Date
Convertible Promissory Note – face value, due on November 4, 2013	$100,000	$100,000	$100,000
Convertible Promissory Note – face value, due on November 4, 2014	115,000	115,000	115,000
Convertible Promissory Note – face value, due on February 3, 2014	85,000	85,000	85,000
Convertible Promissory Note – face value, due on March 8, 2014	35,000	35,000	35,000
Convertible Promissory Note – face value, due on May 11, 2014	25,000	25,000	25,000
Convertible Promissory Note – face value, due on June 19, 2014	25,000	25,000	25,000
Convertible Promissory Note – face value, due on September 11, 2013	35,000	35,000	35,000
Convertible Promissory Note – face value, due on October 19, 2013	15,000		15,000
Convertible Promissory Note – face value, due on October 26, 2013	15,000		15,000
Convertible Promissory Note – face value, due on May 30, 2014	15,000		15,000
Total convertible promissory note – face value	465,000	420,000	465,000
Less: beneficial conversion feature	(4,225)	(74,290)	(215,439)
Warrant discount	(294)	(24,289)	(60,439)
	$460,480	$321,421	$189,122

Interest expenses:
	For the fiscal year ended
	September 30, 2013	September 30, 2012
Amortization of debt discount	$115,587	$155,772
Interest at contractual rate	45,320	27,001
Totals	$160,907	$182,773

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Audited)

5.  CONVERTIBLE PROMISSORY NOTE, NET - continued

On January 31, 2013, Craigstone agreed to extend the maturity dates of certain notes due and payable on November 4, 2012, January 4, 2012 and February 3, 2013 for a period of one year or greater so that the respective notes are now due and payable on November 4, 2013, November 4, 2014 and February 3, 2014.

On May 31, 2013, Craigstone agreed to extend the maturity dates of certain notes due and payable on March 8, 2013, May 11, 2013 and June 19, 2013 to March 8, 2014, May 11, 2014 and June 19, 2014.

Presently the Company and Craigstone are in negotiation for the extension of notes which came due between September and November 2013.

(ii)	Adams Ale Inc.

Effective February 15, 2013, the Company entered into a Securities Purchase Agreement with Adams Ale Inc. (“Adams”) pursuant to which Adams agreed to undertake a private placement in the amount of $100,000.  On May 1, 2013, Adams had not fully funded the private placement, having funded an amount of $50,000 and agreed to convert to a Convertible Promissory Note on the same commercial terms as the Craigstone notes discussed above.   The Company agreed to enter into a Securities Purchase Agreement with Adams for the funded amount of  $50,000 in exchange for one (1) Unit consisting of: a Convertible Promissory Note convertible to common stock in whole or in part, at any time and from time to time before maturity at the option of the holder at seventy-five percent (75%) of the average traded price of the common stock for the thirty (30) trading days immediately preceding the conversion date; and a three (3) year Warrant (the “Warrant”) to purchase one hundred twenty-five thousand (125,000) shares of the Company’s Common Stock exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading days immediately preceding the exercise date. The Note earns simple interest accruing at ten percent (10%) per annum and is due on or before the twelfth month anniversary of the date of execution.
The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $17,473 on the note, and $806 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the fiscal year ended September 30, 2013 was$11,468 (2012 - $nil), which amount has been recorded as interest expense.

	September 30, 2013	Issue Date
Convertible Promissory Note – face value, due on February 15, 2014	50,000	50,000
Total convertible promissory note – face value	50,000	50,000
Less: beneficial conversion feature	(6,511)	(17,473)
Warrant discount	(300)	(806)
	$43,189	$31,721

Interest expenses:
	For the fiscal year period
	September 30, 2013	September 30, 2012
Amortization of debt discount	$11,468	$-
Interest at contractual rate	3,137	-
Totals	$14,605	$-

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Audited)

6. RELATED PARTY TRANSACTIONS

The Company’s prior Director has loans outstanding with the Company as at September 30, 2013 of $6,417. The amount is due on demand, non-interest bearing and unsecured.

The Company entered into a management consulting agreement with Mr. Michel Plante, the prior Company’s sole director and officer, commencing October 1, 2011. Under the terms of the agreement, payments of $2,500 a month, were payable on the 1st of each month.  During the fiscal year ended September 30, 2013, the Company’s sole director and officer invoiced the Company for services in the amount of $30,000. The Company paid $22,500 in cash, leaving $7,500 in the balance sheets as accounts payable.

On September 13, 2013, Mr. Michael Jacob Cooper Smith was appointed to the Board of Directors of the Company.

On September 13, 2013, Mr. Michel Plante resigned as an officer and as a member of the Company’s Board of Directors and Mr. Michael Jacob Cooper Smith was appointed as President, Secretary, Treasurer and to  fill the position of Chief Executive Office and Chief Financial Officer until such time as the Company can identify other possible candidates for the roles.

On September 30, 2013, the Company entered a three-year employment agreement with Mr. Michael Jacob Cooper Smith. Under the terms of the agreement, the Company shall pay Mr. Smith a base salary of $30,000 per annum, paid monthly.  The amount of base salary may be increased from time to time by the Board of Directors of the Company. Mr. Smith shall be eligible for periodic bonus in amounts to be determined by the Board of Directors. During the fiscal year ended September 30, 2013, the Company accrued $2,500 in management fees which are recorded on  the balance sheets as accounts payable and accrued liability – related party.

7. WARRANTS

An aggregate of 1,200,000 warrants were issued and outstanding as at September 30, 2013 as required under the terms of a series of Securities Purchase Agreements discussed above in Note 5.  The warrants are exercisable for a period of three years from the date of issue, exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of the Company’s common stock for the thirty (30) trading days immediately preceding the exercise date.

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

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Audited)

7. WARRANTS (continued)

A summary of the Company’s warrants as of September 30, 2013 and September 30, 2012 as follows:

	September 30, 2013		September 30, 2012
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding at the beginning of the period	962,500	$0.069	-	$-
Granted	237,500	0.024	962,500	$0.069
Exercised	-		-	-
Cancelled	-		-	$-
Outstanding at the end of the period	1,200,000	$0.060	962,500	$0.069
Vested and exercisable at the end of period	1,200,000		962,500
Weighted average fair value per share of warrants granted during the period		$0.060		$0.069

The following table summarizes information regarding stock purchase warrants outstanding at September 30, 2013:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.00563- 0.10	1,200,000	1.55	$0.060	1,200,000	1.55	$0.060

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Audited)

7. WARRANTS (continued)

As at September 30, 2013, the Company had the following warrants outstanding:

Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at September 30, 2012	Issued	Exercised	Expired	Outstanding at September 30, 2013
$0.075	November 4, 2014	1.09	250,000	-	-	-	250,000
$0.075	November 4, 2014	1.09	250,000	-	-	-	250,000
$0.101	February 3, 2015	1.34	177,083	-	-	-	177,083
$0.041	March 8, 2015	1.44	72,917	-	-	-	72,917
$0.052	May 11, 2015	1.61	62,500	-	-	-	62,500
$0.03	June 19, 2015	1.72	62,500	-	-	-	62,500
$0.03	September 11, 2015	1.95	87,500	-	-	-	87,500
$0.064	October 19, 2015	2.05		37,500	-	-	37,500
$0.056	October 26, 2015	2.07		37,500	-	-	37,500
$.008	February 15, 2016	2.37		125,000	-	-	125,000
$0.005	May 30,2016	2.66		37,500	-	-	37,500
		1.55	962,500	237,500	-	-	1,200,000

8.  INCOME TAXES

The Company has losses carried forward for income tax purposes for September 30, 2013. There are no current or deferred tax expenses for the fiscal year ended September 30, 2013 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Audited)

8.  INCOME TAXES (continued)

	September 30, 2013	September 30, 2012

Net operating loss carry forward	960,853	604,827
Effective Tax Rate	35%	35%
Deferred Tax Assets	336,200	211,689
Less: Valuation Allowance	(336,200)	(211,689)
Net deferred tax asset	$0	$0

The valuation allowance for deferred tax assets as of September 30, 2013 and 2012 was $336,200 and $211,689 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2013 and 2012, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at September 30:

	2013	2012
Federal statutory tax rate	(35.0)%	(35.0)%
Permanent difference and other	35.0%	35.0%
Effective tax rate	-%	-%

The net federal operating loss carry forward will expire between 2030 and 2033. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

9. SUBSEQUENT EVENTS

On October 3, 2013, we raised $37,500, through a private offering of a convertible promissory note.  Under the terms of the Note, interest shall accrue at 8% per annum until June 20, 2014 (the “Maturity Date”), at which time, unless converted, all principal and accrued interest shall be due and payable.  Any amount of principal or interest on the Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.   The holder shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of the note (dated September 18, 2013) to convert the Note, in whole or in part,  into full paid and non-assessable shares of Common Stock.   The conversion price (the “Conversion Price”) shall equal the Variable Conversion Price which shall mean shall mean 55% multiplied by the Market Price (as defined herein) (representing a discount rate of 45%) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). “Market Price” means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Audited)

9. SUBSEQUENT EVENTS (continued)

On December 18, 2013, we entered into a further securities purchase agreement with Asher Enterprises to raise a total of $22,500, through a private offering of a convertible promissory note on the same terms as the first note detailed above.  The financing agreement has not yet closed but is expected to close upon the completion of the filing of the Company’s Form 10-K.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no other events to disclose.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended September 30, 2013 and 2012, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2013, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of September 30, 2013, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2013:

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

Management's Remediation Initiatives

As of September 30, 2013, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended September 30, 2013, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Michael Jacob Cooper Smith	30	CEO, CFO, President, Treasurer, Secretary, & Director	September 13, 2013

The board of directors has no nominating, audit or compensation committee at this time.

Michael Jacob Cooper Smith

Mr. Smith has 12 years of experience as an excavation professional, both working for large corporations as well as owning his own excavation company. The operation of heavy machinery and site planning are specialties of Mr. Smith.  Michael has also consulted for multiple public companies and played a vital role in the execution of business plans and strategic introductions for lending and financing opportunities. He through the years has established extensive contacts in the microcap and financial community with a focus on private and corporate lending.  Michael will be able to help achieve our goals in regard to raising ongoing financing, planning with the geological consultants the exploration programs to be undertaken by the Company and working on the day to day activities of the Company.

From January 2013 to present, Mr. Smith has been employed by the City of Richmond, British Columbia in their Fleet department.   From 2004 to December 2012, he was employed by Southarm Contracting as a heavy equipment operator.  Mr. Smith attended the Real Estate Division of the Sauder School of Business at the University of British Columbia in 2009.

He is not an officer and director of any reporting issuers.

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

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

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

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. Mr. Smith has sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the fact that Mr. Smith is the sole director and officer.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending September 30, 2013, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Michael Cooper Smith	Sole officer and Director	Late/1	n/a	n/a

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to our executive officers during the fiscal period ended September 30, 2013 and 2012 are set out in the summary compensation table below:

SUMMARY COMPENSATION TABLE
Name	Fiscal Year Ended September 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Cooper Smith, President, CEO, CFO, Treasurer, Secretary and Director (1)	2013	-0-	-0-	-0-	-0-	-0-	-0-	2,500	2,500
Michel Plante, President, CEO, CFO, Treasurer, Secretary and Director (2)	2013	-0-	-0-	-0-	-0-	-0-	-0-	30,000	30,000
Michel Plante, President, CEO, CFO, Treasurer, Secretary and Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	30,000	30,000
(1) On September 13, 2013, Mr. Michael Cooper Smith was appointed as the Company’s  sole officer and director.

(2) On September 13, 2013, Mr. Plante resigned as the Company’s  sole officer and director.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended September 30, 2013.

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

Employment Agreements

The Company does not have any employees.

The Company entered into a management consulting agreement with Mr. Michel Plante, the Company’s prior sole director and officer, commencing October 1, 2011. Under the terms of the agreement, payments of $2,500 a month, were payable on the 1st of each month.  During the fiscal year ended September 30, 2013, Mr. Plante  invoiced the Company for services in the amount of $30,000. The Company paid $22,500 in cash, leaving $7,500 in the balance sheets as accounts payable.

On September 30, 2013, the Company entered a three-year employment agreement with Mr. Michael Jacob Cooper Smith. Under the terms of the agreement, Mr. Smith is to receive $30,000 per annum, paid monthly.  The amount of base salary may be increased from time to time by the Board of Directors of the Company. Mr. Smith shall be eligible for periodic bonus in amounts to be determined by the Board of Directors. During the fiscal year ended September 30, 2013, the Company accrued $2,500 in management fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of December 20, 2013, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Common Stock	Redoma Investments Inc. 12 Baymen Ave and Calle Al Mar Belize City, Belize(1)	200,000,000 shares held directly	69.4%
Common Stock	Michael Cooper Smith	-0-	-0-
All Officers and Directors as a Group		-0-	-0-
(1) Michel Plante is the sole director and officer of Redoma Investments Inc.
(2) Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of December 20, 2013 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 288,200,000 shares of common stock outstanding as of December 20, 2013.

Changes in Control

Not Applicable

Securities authorized for issuance under equity compensation plans.

None

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company entered into a management consulting agreement with the Company’s then sole director and officer, Michel Plante, commencing October 1, 2011. Under the terms of the agreement, payments of $2,500 a month, are payable on the 1st of each month.  During the fiscal year ended September 30, 2013, the Company accrued $30,000 and paid a total of $22,500 with $7,500 remaining due and payable.

On April 2, 2012, the Company’s principal and controlling shareholder returned 100,000,000 shares of the Company’s issued shares of common stock held by the shareholder for cancellation by the Company.

The Company’s prior Director has loans outstanding with the Company as at September 30, 2012 of $6,417. The amount is due on demand, non-interest bearing and unsecured.
On September 30, 2013, the Company entered a three-year employment agreement with Mr. Michael Jacob Cooper Smith. Under the terms of the agreement, the Company shall pay Mr. Smith a base salary of $30,000 per annum, paid monthly.  The amount of base salary may be increased from time to time by the Board of Directors of the Company. Mr. Smith shall be eligible for periodic bonus in amounts to be determined by the Board of Directors. During the fiscal year ended September 30, 2013, the Company accrued $2,500 in management fees.

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

According to the NASDAQ definition, Michael Cooper Smith is not an independent director because he is also an executive officer of the Company.

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

 The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the fiscal years ended September 30, 2013 and 2012:

Services	$2013	$2012
Audit fees	9,400	9,288
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
Total fees	9,400	9,288

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:
Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Certificate of Change	Filed with the SEC on November 7, 2012 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.01	Service Agreement between Solo International, Inc. and “TIRCARS” Sp. J dated August 30, 2010	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.02	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated November 4, 2012	Filed with the SEC on November 15, 2012 as part of our Current Report on Form 8-K.
10.03	Option Agreement by and between between Solo International, Inc. and 9228-6202 Quebec Inc., dated November 15, 2012	Filed with the SEC on November 23, 2012 as part of our Current Report on Form 8-K
10.04	Amended Option Agreement by and between 9252-4768 Quebec Inc. and 9228-6202 Quebec Inc. dated December 20, 2012	Filed with the SEC on January 3, 2013 as part of our Amended Current Report on Form 8-K/A.
10.05	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated January 10, 2013	Filed with the SEC on January 12, 2013 as part of our Current Report on Form 8-K.
10.06	Employment agreement between the Company and Michael Jacob Cooper Smith dated September 30, 2013	Filed herewith
10.07	Securities Purchase Agreement with Asher Enterprises Inc. dated September 18, 2013	Filed herewith
10.08	Securities Purchase Agreement with Asher Enterprises Inc. dated December 18, 2013	Filed herewith
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
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

SOLO INTERNATIONAL, INC.

Date:	December 30, 2013	By:	/s/ Michael Jacob Cooper Smith
		Name:	Michael Jacob Cooper Smith
		Title:	President, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 30, 2013	By:	/s/ Michael Jacob Cooper Smith
		Name:	Michael Jacob Cooper Smith
		Title:	President, Secretary Treasurer, Director (Principal Executive, Financial and Accounting Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the Company’s last fiscal year has been sent as of the date of this report.

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