Form 10-Q
period 2013-12-31
Solo International, Inc
filed 2014-02-14
CIK 1501845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number 000-55137

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

As of February 13, 2014, there were 288,200,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
Consolidated Financial Statements
(Expressed in US dollars)
December 31, 2013

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2013 (unaudited)	September 30, 2013 (audited)
ASSETS
Current
Cash	$586	$-
Prepaid expense	1,094	1,097
Total Current Assets	1,680	1,097
Total Assets	$1,680	$1,097

LIABILTIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued liabilities	$130,806	$113,006
Accounts payable and accrued liabilities, related party	500	2,500
Advances from related parties	6,417	6,417
Convertible promissory notes, net (Note 5)	522,924	503,670
Derivative liabilities	35,500	-
Total Current Liabilities	696,147	625,593

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock: 900,000,000 shares authorized, at $0.001 par value 288,200,000 shares issued and outstanding as at December 31, 2013 and September 30, 2013	288,200	288,200
Capital in excess of par value	48,157	48,157
Deficit accumulated during the exploration stage	(1,030,824)	(960,853)
Total Stockholders’ Equity (Deficiency)	(694,467)	(624,496)
Total Liabilities and Stockholders’ Equity (Deficiency)	$1,680	$1,097

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month periods ended December 31, 2013 and 2012 and for the period from
April 30, 2010 (date of inception) to December 31, 2013
(Unaudited)

	Three months ended December 31,		April 30, 2010 (date of inception) to December 31,
	2013	2012	2013

REVENUE	$-	$-	$-

EXPENSES
Exploration expenses	-	13,753	35,445
Professional fees	19,222	14,722	160,870
Management fees	11,000	7,500	73,500
Impairment on mineral claims	-	-	225,000
Other general and administrative expenses	8,939	24,755	146,914
OPERATING LOSS	(39,161)	(60,730)	(641,729)

OTHER INCOME (EXPENSES)
Interest expenses	(30,810)	(68,826)	(389,095)

NET LOSS	(69,971)	(129,556)	(1,030,824)

Basic and diluted loss per share	$(0.00)*	$(0.00)*

Weighted average number of shares outstanding, basic and diluted	288,200,000	288,200,000

*	Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Period from April 30, 2010 (date of inception) to December 31, 2013

				Accumulated
				Deficit
			Capital in	During the
	Common Stock		Excess of	development
	Shares	Amount	Par value	Stage	Total
Balance April 30, 2010	-	$-	$-	$-	$-
Issuance of common shares for cash	300,000,000	300,000	(297,000)	-	3,000
Issuance of common shares for cash	72,000,000	72,000	(57,600)	-	14,400
Issuance of common shares for cash	16,000,000	16,000	(11,200)	-	4,800
Net loss for the period	-	-	-	(714)	(714)
Balance, September 30, 2010	388,000,000	388,000	(365,800)	(714)	21,486
Net loss for the year ended September 30, 2011	-	-	-	(25,360)	(25,360)
Balance, September 30, 2011	388,000,000	388,000	(365,800)	(26,074)	(3,874)
Beneficial conversion features	-	-	197,176	-	197,176
Valuation of warrants	-	-	57,175	-	57,175
Shares returned	(100,000,000)	(100,000)	100,000	-	-
Issuance of common shares for property	200,000	200	19,800	-	20,000
Net loss for the year ended September 30, 2012	-	-	-	(578,753)	(578,753)
Balance, September 30, 2012	288,200,000	288,200	8,351	(604,827)	(308,276)
Beneficial conversion features	-	-	35,736	-	35,736
Valuation of warrants	-	-	4,070	-	4,070
Net loss for the year ended September 30, 2013	-	-	-	(356,026)	(356,026)
Balance, September 30, 2013	288,200,000	288,200	48,157	(960,853))	(624,496))
Net loss for the period ended December 31, 2013	-	-	-	(69,971)	(69,971)
Balance, December 31, 2013	288,200,000	$288,200	$48,157	$(1,030,824)	$(694,467)

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three month periods ended December 31, 2013 and 2012 and for the period from
April 30, 2010 (date of inception) to December 31, 2013
(Unaudited)

	Three months ended December 31, 2013	Three months ended December 31, 2012	From inception (April 30, 2010) to December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,971)	$(129,556)	$(1,030,824)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Interest expense-Amortization on discount of convertible promissory notes	17,254	57,669	300,081
Impairment on mineral claims	-	-	225,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	3	(2,927)	(1,094)
Increase (decrease) in accounts payable and accrued liabilities	15,800	23,365	131,306
Net cash provided by (used) in operating activities	(36,914)	(51,449)	(375,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase mineral claims	-	-	(205,000)
Net cash used in investing activities	-	-	(205,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	-	6,417
Proceeds from convertible notes payable	37,500	30,000	552,500
Proceeds from issuance of common stock	-	-	22,200
Net cash provided by financing activities	37,500	30,000	581,117

Increase (decrease) in cash during the period	586	(21,449)	586
Cash, beginning of period	-	44,561	-
Cash, end of period	$586	$23,112	$586

Supplement cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-cash transactions:
Shares issued for acquisition of mineral property	$-	$-	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
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

Since Inception (April 30, 2010) through December 31, 2013, the Company has not generated any revenue and has an accumulated deficit of $1,030,824.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Consolidated operating results for the three month period ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended September 30, 2013 filed with the Securities and Exchange Commission on December 30, 2013.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Going Concern
The consolidated financial statements have been prepared on a going concern basis that assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,030,824 as of December 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company had the following potential common stock equivalents at December 31, 2013:

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

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair value of financial instruments
The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•
Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments (continued)

The following are the major categories of liabilities measured at fair value on a recurring basis as of December 31, 2013 and September 30, 2013, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):
		December 31, 2013	September 30, 2013
Derivative liabilities	Level 3	$35,500	$-

Derivative Liabilities
Fair value accounting requires bifurcation of embedded derivative instruments, such as ratchet provisions or conversion features in convertible debt or equity instruments, and measurement of their fair value. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once derivative liabilities are determined, they are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value is recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

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

Cash Payments:

The Company was required to pay the cash payments to Optionor, all of which have been paid as of December 31, 2013, in the following amounts and by the dates described below:

i.	$50,000 within 2 business days of the execution of the Option Agreement
ii.	$70,000 within 30 days following the First Option Payment
iii.	$70,000 within 30 days following the Second Option Payment
iv.	$15,000 within 30 days following the Third Option Payment

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

3. MINERAL PROPERTY (continued)

Expenditures:

During the three months ended December 31, 2013 and December 31, 2012, the Company expended $0 and $13,753 on exploration respectively.

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

As of December 31, 2013, 288,200,000 common stock shares were issued and outstanding.

5.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES

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

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

5.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(i)	Craigstone Ltd. (“Craigstone”) (continued)

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

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the dates of grant to be $215,439 on the notes, and $60,439 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount was $2,335 for the three months ended December 31, 2013 (December 31, 2012 - $57,669), which amount has been recorded as interest expense.

	December 31, 2013	September 30, 2013	Issue Date
Convertible Promissory Note – face value, due on March 31, 2015	$100,000	$100,000	$100,000
Convertible Promissory Note – face value, due on November 4, 2014	115,000	115,000	115,000
Convertible Promissory Note – face value, due on March 31, 2015	85,000	85,000	85,000
Convertible Promissory Note – face value, due on March 31, 2015	35,000	35,000	35,000
Convertible Promissory Note – face value, due on May 11, 2014	25,000	25,000	25,000
Convertible Promissory Note – face value, due on June 19, 2014	25,000	25,000	25,000
Convertible Promissory Note – face value, due on March 31, 2015	35,000	35,000	35,000
Convertible Promissory Note – face value, due on March 31, 2015	15,000	15,000	15,000
Convertible Promissory Note – face value, due on March 31, 2015	15,000	15,000	15,000
Convertible Promissory Note – face value, due on May 30, 2014	15,000	15,000	15,000
Total convertible promissory note – face value	465,000	465,000	465,000
Less: beneficial conversion feature	(2,119)	(4,225)	(215,439)
Warrant discount	(65)	(294)	(60,439)
	$462,816	$460,480	$189,122

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

5.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

Interest expenses:
	For the three month period
	December 31, 2013	December 31, 2012
Amortization of debt discount	$2,335	$57,669
Interest at contractual rate	11,720	11,157
Totals	$14,055	$68,826

On January 31, 2013, Craigstone agreed to extend the maturity dates of certain notes due and payable on November 4, 2012, January 4, 2012 and February 3, 2013 for a period of one year or greater so that the respective notes are now due and payable on November 4, 2013, November 4, 2014 and February 3, 2014.

On May 31, 2013, Craigstone agreed to extend the maturity dates of certain notes due and payable on March 8, 2013, May 11, 2013 and June 19, 2013 to March 8, 2014, May 11, 2014 and June 19, 2014. On February 6, 2014 the Craigstone agreed to extend the maturity dates of certain notes due and payable on  September 11, 2013, October 19, 2013, October 26, 2013, November 4, 2013, February 3, 2014 and March 8, 2014 to March 31, 2015.

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

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $17,473 on the note, and $806 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the three months ended December 31, 2013 was$4,608 (December 31, 2012 - $nil), which amount has been recorded as interest expense.

	December 31, 2013	September 30, 2013	Issue Date
Convertible Promissory Note – face value, due on February 15, 2014	$50,000	$50,000	$50,000
Total convertible promissory note – face value	50,000	50,000	50,000
Less: beneficial conversion feature	(2,106)	(6,511)	(17,473)
Warrant discount	(97)	(300)	(806)
	47,797	43,189	31,721

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

5.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

Interest expenses:
	For the three month period
	December 31, 2013	December 31, 2012
Amortization of debt discount	$4,608	$-
Interest at contractual rate	1,260	-
Totals	$5,868	$-

(iii)	Asher Enterprises, Inc.

On October 22, 2013, we raised $37,500, through a private offering of a convertible promissory note.  Under the terms of the Note, interest shall accrue at 8% per annum until June 20, 2014 (the “Maturity Date”), at which time, unless converted, all principal and accrued interest shall be due and payable.  Any amount of principal or interest on the Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.   The holder shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of the note (dated September 18, 2013) to convert the Note, in whole or in part,  into full paid and non-assessable shares of Common Stock.   The conversion price (the “Conversion Price”) shall equal the Variable Conversion Price which shall mean shall mean 55% multiplied by the Market Price (as defined herein) (representing a discount rate of 45%) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). “Market Price” means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market.

In our evaluation of the financing arrangement, we concluded that the conversion features were not afforded the exemption as a conventional convertible instrument and it did not otherwise meet the conditions set forth in current accounting standards for equity classification. Accordingly, they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities.

Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. Derivative financial instruments are carried initially and subsequently at their fair values.

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Black-Scholes Merton valuation technique, adjusted for the effect of dilution, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value complex compound derivate instruments.

As a result of the application of ASC No. 815 in period ended December 31, 2013and issued date of October 22, 2013; the fair value of the conversion feature is summarized as follows:

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

5.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(iii)	Asher Enterprises, Inc. (continued)

Derivative liabilities, October 22, 2013	$35,500
Fair value mark to market adjustment	-
Derivative liabilities, December 31, 2013	$35,500

The Company recorded the debt discount in the amount of $35,500.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2013 and commitment date (October 22, 2013):

	Commitment Date	Re-measurement December 31, 2013
Expected dividends	0%	0%
Expected volatility	259.49%	284.20%
Expect term	0.66 years	0.47 years
Risk free interest rate	0.04%	0.10%

Amortization of the $35,500 discount over the three month  period ended December 31, 2013 was $10,311 (December 31, 2012- $nil), which amount has been recorded as interest expense and is reflected on the Company's balance sheet as Convertible Note Liabilities, Net.  The unamortized discount of $25,189 will be expensed in future periods.

	December 31, 2013	Issue Date
Convertible Promissory Note – face value, due on June 20, 2014	$37,500	$37,500
Total convertible promissory note – face value	37,500	37,500
Less: Debt discount	(25,189)	(35,500)
	12,311	2,000

Interest expenses:
	For the three month period
	December 31, 2013	December 31, 2012
Amortization of debt discount	$10,311	$-
Interest at contractual rate	576	-
Totals	$10,887	$-

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

6. RELATED PARTY TRANSACTIONS

On September 13, 2013, Mr. Michael Jacob Cooper Smith was appointed to the Board of Directors and as an officer of the Company.

On September 30, 2013, the Company entered into a three-year employment agreement with Mr. Michael Jacob Cooper Smith. Under the terms of the agreement, the Company shall pay Mr. Smith a base salary of $30,000 per annum, paid monthly.  The amount of base salary may be increased from time to time by the Board of Directors of the Company. Mr. Smith shall be eligible for periodic bonus in amounts to be determined by the Board of Directors.

During the three month period ended December 31, 2013, Mr. Michael Jacob Cooper Smith invoiced the Company for his services in the amount of $7,500. In addition, he received bonus in the amount of $3,500 during the three month period ended December 31, 2013. The Company paid $13,000 in cash, leaving $500 on the balance sheets as accounts payable and accrued liability – related party (September 30, 2013 - $2,500) at December 31, 2013.

7. WARRANTS

An aggregate of 1,200,000 warrants were issued and outstanding as at December 31, 2013 and September 30, 2013 as required under the terms of a series of Securities Purchase Agreements discussed above in Note 5.  The warrants are exercisable for a period of three years from the date of issue, exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of the Company’s common stock for the thirty (30) trading days immediately preceding the exercise date.

The fair value of the 1,200,000 warrants totaling $61,245 was recorded as a discount on the convertible notes payable upon issuance. This value was calculated using the Black-Scholes model. The key inputs for the calculation are shown below:

Stock Price on Measurement Date	$0.0068 ~ 0.135
Exercise Price of Warrants	$0.0051 ~ 0.101
Term of Warrants (years)	3.00
Computed Volatility	125.84% ~ 147.91% %
Annual Dividends	0.00%
Discount Rate	0.33 ~ 0.49%

A summary of the Company’s warrants as of December 31, 2013 and September 30, 2013 as follows:

	December 31, 2013		September 30, 2013
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding at the beginning of the period	1,200,000	$0.060	962,500	$0.069
Granted	-		237,500	0.024
Exercised	-		-	-
Cancelled	-		-	-
Outstanding at the end of the period	1,200,000	$0.060	1,200,000	$0.060
Vested and exercisable at the end of period	1,200,000		1,200,000
Weighted average fair value per share of warrants		$-		$0.060

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

7. WARRANTS (continued)

The following table summarizes information regarding stock purchase warrants outstanding at December 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.00563-0.10	1,200,000	1.30	$0.060	1,200,000	1.30	$0.060

As at December 31, 2013, the Company had the following warrants outstanding:

Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at September 30, 2013	Issued	Exercised	Expired	Outstanding at December 31, 2013
$0.075	November 4, 2014	0.84	250,000	-	-	-	250,000
$0.075	November 4, 2014	0.84	250,000	-	-	-	250,000
$0.101	February 3, 2015	1.09	177,083	-	-	-	177,083
$0.041	March 8, 2015	1.19	72,917	-	-	-	72,917
$0.052	May 11, 2015	1.36	62,500	-	-	-	62,500
$0.03	June 19, 2015	1.72	62,500	-	-	-	62,500
$0.03	September 11, 2015	1.47	87,500	-	-	-	87,500
$0.064	October 19, 2015	1.80	37,500	-	-	-	37,500
$0.056	October 26, 2015	1.82	37,500	-	-	-	37,500
$.008	February 15, 2016	2.12	125,000	-	-	-	125,000
$0.005	May 30,2016	2.41	37,500	-	-	-	37,500
		1.30	1,200,000	-	-	-	1,200,000

8.  INCOME TAXES

The Company has losses carried forward for income tax purposes at December 31, 2013. There are no current or deferred tax expenses for the current period ended December 31, 2013 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

8.  INCOME TAXES (continued)

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

	December 31, 2013	September 30, 2013
Net operating loss carry forward	1,030,824	960,853
Effective Tax Rate	35%	35%
Deferred Tax Assets	360,788	336,200
Less: Valuation Allowance	(360,788)	(336,200)
Net deferred tax asset	$0	$0

The valuation allowance for deferred tax assets as of December 31, 2013 and September 30, 2013 was $360,788 and $336,200 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2013 and September 30, 2013, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
Federal statutory tax rate	(35.0)%	(35.0)%
Permanent difference and other	35.0%	35.0%
Effective tax rate	-%	-%

The net federal operating loss carry forward will expire between 2030 and 2033. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

9. SUBSEQUENT EVENTS

Subsequent to December 31, 2013 the Company received $22,500, through a private offering of a convertible promissory note (the “Note”).  Under the terms of the note, interest shall accrue at 8% per annum until September 20, 2014 (the “Maturity Date”), at which time, unless converted, all principal and accrued interest shall be due and payable.  Any amount of principal or interest on the Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.   The holder shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of the note (dated December 18, 2013) to convert the Note, in whole or in part,  into full paid and non-assessable shares of Common Stock.   The conversion price (the “Conversion Price”) shall equal the Variable Conversion Price which shall mean shall mean 55% multiplied by the

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

9. SUBSEQUENT EVENTS (continued)

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2013 $	September 30, 2013 $
Current Assets	1,680	1,097
Current Liabilities	696,147	625,593
Working Capital (Deficit)	(694,467)	(624,496)

Cash Flows

	December 31, 2013 $	December 31, 2012 $
Cash Flows from (used in) Operating Activities	(36,914)	(51,449)
Cash Flows from (used in) Investing Activities	0	0
Cash Flows from (used in) Financing Activities	37,500	30,000
Net Increase (decrease) in Cash During Period	586	(21,449)

Operating Revenues

Operating revenues for the periods ended December 31, 2013 and 2012 were $0.

Operating Expenses and Net Loss

Comparison of three month periods ended December 31, 2013 and 2012

Operating and other expenses for the three month period ended December 31, 2013 totaled $39,161 and are comprised of $19,222 in professional fees, $11,000 in fees paid under a related party management contract, $8,939 in other general  and administrative expenses.   In addition the Company recorded $30,810 as interest expenses, $6,943 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount resulting from convertible promissory notes and $10,311 from the amortization of debt discount from convertible notes.

As compared to operating and other expenses for the three month period ended December 31, 2012 which totaled $60,730 and are comprised of $14,722 in professional fees, $7,500 in fees paid under a related party management contract, $24,755 in other general and administrative expenses and $13,753 in exploration expenses.   In addition the Company recorded $68,826 as interest expenses, $57,669 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount relating to convertible promissory notes issued during the period.

Net loss for the period ended December 31, 2013 was $69,971 as compared to $129,556 for the three month period ended December 31, 2012.  The decrease in operating expenses and losses is predominantly due to the exploration expense in the period ended December 31, 2012 with no comparable exploration expenses during the period ended December 31, 2013, and the decrease in other general and administrative expenses from $24,755 (December 31, 2012) to $8,939 (December 31, 2013), offset by  the increased expenses in professional fees from $14,722 to $19,222 and in management fees from $7,500 to $11,000  and the fact that interest expenses decreased from $68,826 (2012) to $30,810 (2013).

Liquidity and Capital Resources

As at December 31, 2013, the Company had total assets of $1,680 compared to $1,097 as at September 30, 2013. The increase in total assets is attributable to the payment of operational costs offset by funds raised of $37,500 during the period.

As at December 31, 2013, the Company had total liabilities of $696,147 as compared with total liabilities of $625,593 as at September 30, 2013. The increase in total liabilities was mainly due derivative liabilities during the three months ended December 31, 2013 with no comparable liability as at September 30, 2013.  Accounts payable and accrued liabilities increased from $113, 006 as at September 30, 2013 to $130,806 at December 31, 2013 as the Company was unable to raise sufficient funds to meet its obligations as they became due..

As at December 31, 2013, the Company had a working capital deficit of $694,467 compared with a working capital deficit of $624,496 as at September 30, 2013.  The increase in working capital deficit is mainly attributable to the increase in current liabilities as a result of the financing activities of the Company by way of convertible loans, and the Company’s expenditures for operations.

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

We do not have sufficient funds to meet our next twelve month obligations. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and ultimately upon our ability to achieve and maintain profitable operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. We do not currently have sufficient capital to meet our obligations as they come due and while we have been able to raise funding to ensure that we meet our filing obligations, we have been unable to raise sufficient funding to undertake any exploration on our property.  Should we be unable to continue to raise funding for  our filing obligations we may have to cease operations.   If the Company cannot raise exploration funds the properties which the Company currently holds could be lost.

Cashflow from Operating Activities

During the three month period ended December 31, 2013, the Company used $36,914 for operating activities compared to the use of $51,449 for operating activities during the period ended December 31, 2012. The decrease in net cash used in operating activities is attributed to the Company’s inability to raise sufficient funds to allow it to maintain and grow its operations.  Non-cash items including a substantial reduction to the amortization of the debt discount recorded in the current period of  $17,254 as compared to $57,669  in the three months ended December 31, 2012 account for the most substantial changes in cashflows from operating activities.

Cashflow from Investing Activities

During the three month period ended December 31, 2013and December 31, 2012 the Company has expended no cash on investing activities.

Cashflow from Financing Activities

During the three month period ended December 31, 2013, the Company received $37,500 cash from financing activities by way of a note payable compared to $30,000 cash from notes payable for the three month period ended December 31, 2012.

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

ITEM 4.                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on December 30, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in and Annual Report on Form 10-K,  a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

None.

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS

Exhibits:

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Certificate of Change	Filed with the SEC on November 7, 2012 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.01	Service Agreement between Solo International, Inc. and “TIRCARS” Sp. J dated August 30, 2010	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.02	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated November 4, 2012	Filed with the SEC on November 15, 2012 as part of our Current Report on Form 8-K.
10.03	Option Agreement by and between between Solo International, Inc. and 9228-6202 Quebec Inc., dated November 15, 2012	Filed with the SEC on November 23, 2012 as part of our Current Report on Form 8-K
10.04	Amended Option Agreement by and between 9252-4768 Quebec Inc. and 9228-6202 Quebec Inc. dated December 20, 2012	Filed with the SEC on January 3, 2013 as part of our Amended Current Report on Form 8-K/A.
10.05	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated January 10, 2013	Filed with the SEC on January 12, 2013 as part of our Current Report on Form 8-K.
10.06	Employment agreement between the Company and Michael Jacob Cooper Smith dated September 30, 2013	Filed with the SEC on December 30, 2013 as part of our Annual Report on Form 10-K.
10.07	Securities Purchase Agreement with Asher Enterprises Inc. dated September 18, 2013	Filed with the SEC on December 30, 2013 as part of our Annual Report on Form 10-K.
10.08	Securities Purchase Agreement with Asher Enterprises Inc. dated December 18, 2013	Filed with the SEC on December 30, 2013 as part of our Annual Report on Form 10-K.
10.9	Securities Purchase Agreement with Asher Enterprises Inc. dated January 30, 2014	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLO INTERNATIONAL, INC.

Date: February 14, 2014	By:	/s/ Michael Cooper Smith
	Name:	Michael Cooper Smith
	Title:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)