Form 10-Q
period 2014-03-31
Solo International, Inc
filed 2014-05-20
CIK 1501845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 16, 2014, there were 288,200,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
Consolidated Financial Statements
(Expressed in US dollars)
March 31, 2014

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (unaudited)	September 30, 2013 (audited)
ASSETS
Current
Cash	$199	$-
Prepaid expense	4,298	1,097
Total Current Assets	4,497	1,097
Total Assets	$4,497	$1,097

LIABILTIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued liabilities	$132,211	$113,006
Accounts payable and accrued liabilities, related party	-	2,500
Advances from related parties	6,417	6,417
Convertible promissory notes, net (Note 5)	549,910	503,670
Derivative liabilities	70,190	-
Total Current Liabilities	758,728	625,593

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock: 900,000,000 shares authorized, at $0.001 par value 288,200,000 shares issued and outstanding as at March 31, 2014 and September 30, 2013	288,200	288,200
Capital in excess of par value	48,157	48,157
Deficit accumulated during the exploration stage	(1,090,588)	(960,853)
Total Stockholders’ Equity (Deficiency)	(754,231)	(624,496)
Total Liabilities and Stockholders’ Equity (Deficiency)	$4,497	$1,097

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the six month periods ended March 31, 2014 and 2013
 and for the period from
April 30, 2010 (date of inception) to March 31, 2014
(Unaudited)

	Three months ended March 31,		Six months ended March 31,		April 30, 2010 (date of inception) to March 31,
	2014	2013	2014	2013	2014

REVENUE	$-	$-	$-	$-	$-

EXPENSES
Exploration expenses	-	-	-	13,753	35,445
Professional fees	11,738	19,259	30,960	33,981	172,608
Management fees	7,500	7,500	18,500	15,000	81,000
Impairment on mineral claims	-	-	-	-	225,000
Other general and administrative expenses	2,338	22,392	11,277	47,147	149,252
OPERATING LOSS	(21,576)	(49,151)	(60,737)	(109,881)	(663,305)

OTHER INCOME (EXPENSES)
Change in fair value of derivative liabilities	2,440	-	2,440	-	2,440
Interest expenses	(40,628)	(50,623)	(71,438)	(119,449)	(429,723)

NET LOSS	(59,764)	(99,774)	(129,735)	(229,330)	(1,090,588)

Basic and diluted loss per share	$(0.00)*	$(0.00)*	(0.00)*	(0.00)*

Weighted average number of shares outstanding, basic and diluted	288,200,000	288,200,000	288,200,000	288,200,000

*	Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Period from April 30, 2010 (date of inception) to March 31, 2014

				Accumulated
				Deficit
			Capital in	During the
	Common Stock		Excess of	development
	Shares	Amount	Par value	Stage	Total
Balance April 30, 2010	-	$-	$-	$-	$-
Issuance of common shares for cash	300,000,000	300,000	(297,000)	-	3,000
Issuance of common shares for cash	72,000,000	72,000	(57,600)	-	14,400
Issuance of common shares for cash	16,000,000	16,000	(11,200)	-	4,800
Net loss for the period	-	-	-	(714)	(714)
Balance, September 30, 2010	388,000,000	388,000	(365,800)	(714)	21,486
Net loss for the year ended September 30, 2011	-	-	-	(25,360)	(25,360)
Balance, September 30, 2011	388,000,000	388,000	(365,800)	(26,074)	(3,874)
Beneficial conversion features	-	-	197,176	-	197,176
Valuation of warrants	-	-	57,175	-	57,175
Shares returned	(100,000,000)	(100,000)	100,000	-	-
Issuance of common shares for property	200,000	200	19,800	-	20,000
Net loss for the year ended September 30, 2012	-	-	-	(578,753)	(578,753)
Balance, September 30, 2012	288,200,000	288,200	8,351	(604,827)	(308,276)
Beneficial conversion features	-	-	35,736	-	35,736
Valuation of warrants	-	-	4,070	-	4,070
Net loss for the year ended September 30, 2013	-	-	-	(356,026)	(356,026)
Balance, September 30, 2013	288,200,000	288,200	48,157	(960,853))	(624,496))
Net loss for the period ended March 31, 2014	-	-	-	(129,735)	(129,735)
Balance, March 31, 2014	288,200,000	$288,200	$48,157	$(1,090,588)	$(754,231)

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six month periods ended March 31, 2014 and 2013
 and for the period from
April 30, 2010 (date of inception) to March 31, 2014
(Unaudited)

	Six months ended March 31, 2014	Six months ended March 31, 2013	From inception (April 30, 2010) to March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,735)	$(229,330)	$(1,090,588)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Change in fair value of derivative liabilities	(2,440)	-	(2,440)
Interest expense-Amortization on discount of convertible promissory notes	43,870	96,566	326,697
Impairment on mineral claims	-	-	225,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	(3,201)	118	(4,298)
Increase (decrease) in accounts payable and accrued liabilities	16,705	20,991	132,211
Net cash provided by (used) in operating activities	(74,801)	(111,655)	(413,418)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase mineral claims	-	-	(205,000)
Net cash used in investing activities	-	-	(205,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	-	6,417
Proceeds from convertible notes payable	75,000	80,000	590,000
Proceeds from issuance of common stock	-	-	22,200
Net cash provided by financing activities	75,000	80,000	618,617

Increase (decrease) in cash during the period	199	(31,655)	199
Cash, beginning of period	-	44,561	-
Cash, end of period	$199	$12,906	$199

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-cash transactions:
Shares issued for acquisition of mineral property	$-	$-	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

Since Inception (April 30, 2010) through March 31, 2014, the Company has not generated any revenue and has an accumulated deficit of $1,090,588.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Consolidated operating results for the six month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended September 30, 2013 filed with the Securities and Exchange Commission on December 30, 2013.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

Going Concern
The consolidated financial statements have been prepared on a going concern basis that assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,090,588 as of March 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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
March 31, 2014
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

The Company had the following potential common stock equivalents at March 31, 2014:

Warrants	12,000,000

Since the Company reflected a net loss in the period ended March 31, 2014, and in fiscal years 2013 and 2012, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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
March 31, 2014
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

	Level 1: Quoted prices in active markets for identical assets or liabilities.


Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following are the major categories of liabilities measured at fair value on a recurring basis as of March 31, 2014 and September 30, 2013, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
 (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments (continued)

		March 31, 2014	September 30, 2013
Derivative liabilities	Level 3	$70,190	$-

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

As part of the terms of the agreement the Company was required to make cumulative cash payments of $205,000 and to issue an aggregate number of restricted shares of common stock of the Company equal to twenty thousand US dollars ($20,000).  On May 8, 2012 the Company issued a total of 200,000 shares of common stock at a deemed price of $0.10 per share.  The Company capitalized the cash and stock payments as option costs on the mineral property.   At the fiscal year ended September 30, 2012, the Company evaluated the recoverability of the amount paid for the option and determined to impair the amount in full, as the Company is currently in the exploration phase, with no proven or probable reserves having yet been determined.

On November 27, 2012, the Option Agreement was amended to revise certain property expenditure requirements, and concurrently it was agreed that the Company had earned its 100% right and interest in the Property for the payment of all expenditures up to November 27, 2012 and for allowing the Optionor to utilize a portion of the expenditures expended by the Optionee to apply to certain of the Optionor’s claims.  The Company has transferred the title to the Property to its wholly owned subsidiary, 9252-4768 Quebec Inc.

During the six months ended March 31, 2014 and March 31, 2013, the Company expended $0 and $13,753 on exploration respectively.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
 (Unaudited)

4. COMMON STOCK

The authorized capital of the Company is 900,000,000 common shares with a par value of $ 0.001 per share.

As of March 31, 2014, 288,200,000 common stock shares were issued and outstanding.

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

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the dates of grant to be $215,439 on the notes, and $60,439 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount was $3,646 for the six months ended March 31, 2014 (March 31, 2013 - $96,566), which amount has been recorded as interest expense.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
 (Unaudited)

5.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(i)	Craigstone Ltd. (“Craigstone”) (continued)

	March 31, 2014	September 30, 2013	Issue Date
Convertible Promissory Note – face value, due on March 31, 2015	$100,000	$100,000	$100,000
Convertible Promissory Note – face value, due on November 4, 2014	115,000	115,000	115,000
Convertible Promissory Note – face value, due on March 31, 2015	85,000	85,000	85,000
Convertible Promissory Note – face value, due on March 31, 2015	35,000	35,000	35,000
Convertible Promissory Note – face value, due on May 11, 2014	25,000	25,000	25,000
Convertible Promissory Note – face value, due on June 19, 2014	25,000	25,000	25,000
Convertible Promissory Note – face value, due on March 31, 2015	35,000	35,000	35,000
Convertible Promissory Note – face value, due on March 31, 2015	15,000	15,000	15,000
Convertible Promissory Note – face value, due on March 31, 2015	15,000	15,000	15,000
Convertible Promissory Note – face value, due on May 30, 2014	15,000	15,000	15,000
Total convertible promissory note – face value	465,000	465,000	465,000
Less: beneficial conversion feature	(848)	(4,225)	(215,439)
Warrant discount	(26)	(294)	(60,439)
	$464,126	$460,480	$189,122

Interest expenses:

	For the three month period		For the six month period
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Amortization of debt discount	$1,311	$38,897	$3,646	$96,566
Interest at contractual rate	11,466	11,726	23,186	22,883
Totals	$12,777	$50,623	$26,832	$119,449

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

Presently the Company and Craigstone are in negotiation to extend the repayment terms of all notes which are presently due and payable.

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

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
 (Unaudited)

5.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(ii)	Adams Ale Inc. (continued)

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $17,473 on the note, and $806 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the six months ended March 31, 2014 was $6,811 (March 31, 2013 - $nil), which amount has been recorded as interest expense.

	March 31, 2014	September 30, 2013	Issue Date
Convertible Promissory Note – face value, due on February 15, 2014	$50,000	$50,000	$50,000
Total convertible promissory note – face value	50,000	50,000	50,000
Less: beneficial conversion feature	-	(6,511)	(17,473)
Warrant discount	-	(300)	(806)
	50,000	43,189	31,721

Interest expenses:
	For the three month period		For the six month period
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Amortization of debt discount	$2,203	$-	$6,811	$-
Interest at contractual rate	1,233	-	2,493	-
Totals	$3,436	$-	$9,304	$-

Presently the Company and Adams Ale are in negotiation to extend the repayment terms of the aforementioned note which is currently due and payable.

(iii)	Asher Enterprises, Inc.

On October 22, 2013, we raised $37,500, through a private offering of a convertible promissory note (“SPA #1).  Under the terms of the Note, interest shall accrue at 8% per annum until June 20, 2014 (the “Maturity Date”), at which time, unless converted, all principal and accrued interest shall be due and payable.  Any amount of principal or interest on the Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.   The holder shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of the note (dated September 18, 2013) to convert the Note, in whole or in part,  into full paid and non-assessable shares of Common Stock.   The conversion price (the “Conversion Price”) shall equal the Variable Conversion Price which shall mean shall mean 55% multiplied by the Market Price (as defined herein) (representing a discount rate of 45%) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). “Market Price” means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
 (Unaudited)

5.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(iii)	Asher Enterprises, Inc. (continued)

On January 2, 2014 and February 18, 2014, we raised additional $22,500 and $15,000, respectively, through serials private offering of convertible promissory notes (“SPA #2” and “SPA #3”).  Under the terms of the Note, interest shall accrue at 8% per annum until June 20, 2014 and November 3, 2014, respectively, (the “Maturity Date”), at which time, unless converted, all principal and accrued interest shall be due and payable.  Any amount of principal or interest on the Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.   The holder shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of the note (dated December 18, 2013 and dated January 30, 2014, respectively) to convert the Note, in whole or in part,  into full paid and non-assessable shares of Common Stock.   The conversion price (the “Conversion Price”) shall equal the Variable Conversion Price which shall mean shall mean 55% multiplied by the Market Price (as defined herein) (representing a discount rate of 45%) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). “Market Price” means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market.

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

As a result of the application of ASC No. 815 in period ended March 31, 2014 and issued date of October 22, 2013, January 2, 2014 and February 18, 2014; the fair value of the conversion feature is summarized as follows:

	SPA #1	SPA #2	SPA #3	Total
Derivative liabilities, issued date	$35,500	$22,130	$15,760	$73,390
Fair value mark to market adjustment	(1,300)	(670)	(1,230)	(3,200)
Derivative liabilities, March 31, 2014	$34,200	$21,460	$14,530	$70,190

The Company recorded the debt discount in the amount of $35,500, $22,130 and $15,000 for each SPA as of issued date.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
 (Unaudited)

5.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(iii)	Asher Enterprises, Inc. (continued)

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2014 and commitment date (October 22, 2013, January 2, 2014 and February 18, 2014):

	Commitment Date	Re-measurement March 31, 2014
Expected dividends	0%	0%
Expected volatility	259.49 ~ 293.96%	293.37%
Expect term	0.33 ~ 0.72 years	0.22 ~ 0.59 years
Risk free interest rate	0.04 ~ 0.10%	0.05 ~ 0.07%

Amortization of the discount over the three month and six month  period ended March 31, 2014 were $23,102 and $33,414 (March 31, 2013 - $nil), which amount has been recorded as interest expense and is reflected on the Company’s balance sheet as Convertible Note Liabilities, Net.  The unamortized discount of $39,216 will be expensed in future periods.

	March 31, 2014	Issue Date
Convertible Promissory Note – face value, due on June 20, 2014	$37,500	$37,500
Convertible Promissory Note – face value, due on September 20, 2014	22,500	22,500
Convertible Promissory Note – face value, due on November 2, 2014	15,000	15,000
Total convertible promissory note – face value	75,000	75,000
Less: Debt discount	(39,216)	(72,630)
	35,784	2,370

Interest expenses:

	For the three month period		For the six month period
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Amortization of debt discount	$23,102	$-	$33,414	$-
Interest at contractual rate	1,313	-	1,889	-
Totals	$24,415	$-	$35,303	$-

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

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
 (Unaudited)

6. RELATED PARTY TRANSACTIONS (continued)

During the six month period ended March 31, 2014, Mr. Michael Jacob Cooper Smith invoiced the Company for his services in the amount of $15,000. In addition, he received bonus in the amount of $3,500 during the three month period ended December 31, 2013. The Company paid $23,000 in cash, leaving $2,000 on the balance sheets as prepaid expenses (accounts payable – related party: as of September 30, 2013 - $2,500)

7. WARRANTS

An aggregate of 1,200,000 warrants were issued and outstanding as at March 31, 2014 and September 30, 2013 as required under the terms of a series of Securities Purchase Agreements discussed above in Note 5(i).  The warrants are exercisable for a period of three years from the date of issue, exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of the Company’s common stock for the thirty (30) trading days immediately preceding the exercise date.

The fair value of the 1,200,000 warrants totaling $61,245 was recorded as a discount on the convertible notes payable upon issuance. This value was calculated using the Black-Scholes model. The key inputs for the calculation are shown below:

Stock Price on Measurement Date	$	0.0068 ~ 0.135
Exercise Price of Warrants	$	0.0051 ~ 0.101
Term of Warrants (years)		3.00
Computed Volatility		125.84% ~ 147.91%
Annual Dividends		0.00%
Discount Rate		0.33 ~ 0.49%

A summary of the Company’s warrants as of March 31, 2014 and September 30, 2013 as follows:

	March 31, 2014		September 30, 2013
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding at the beginning of the period	1,200,000	$0.060	962,500	$0.069
Granted	-		237,500	0.024
Exercised	-		-	-
Cancelled	-		-	-
Outstanding at the end of the period	1,200,000	$0.060	1,200,000	$0.060
Vested and exercisable at the end of period	1,200,000		1,200,000
Weighted average fair value per share of warrants granted during the period		$-		$0.060

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
 (Unaudited)

7. WARRANTS (continued)

The following table summarizes information regarding stock purchase warrants outstanding at March 31, 2014:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.00563-0.10	1,200,000	1.02	$0.060	1,200,000	1.02	$0.060

As at March 31, 2014, the Company had the following warrants outstanding:

Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at September 30, 2013	Issued	Exercised	Expired	Outstanding at March 31, 2014
$0.075	November 4, 2014	0.60	250,000	-	-	-	250,000
$0.075	November 4, 2014	0.60	250,000	-	-	-	250,000
$0.101	February 3, 2015	0.85	177,083	-	-	-	177,083
$0.041	March 8, 2015	0.94	72,917	-	-	-	72,917
$0.052	May 11, 2015	1.11	62,500	-	-	-	62,500
$0.03	June 19, 2015	1.22	62,500	-	-	-	62,500
$0.03	September 11, 2015	1.45	87,500	-	-	-	87,500
$0.064	October 19, 2015	1.55	37,500	-	-	-	37,500
$0.056	October 26, 2015	1.57	37,500	-	-	-	37,500
$.008	February 15, 2016	1.88	125,000	-	-	-	125,000
$0.005	May 30,2016	2.17	37,500	-	-	-	37,500
		1.02	1,200,000	-	-	-	1,200,000

8.  INCOME TAXES

The Company has losses carried forward for income tax purposes at March 31, 2014. There are no current or deferred tax expenses for the current period ended March 31, 2014 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

SOLO INTERNATIONAL, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
 (Unaudited)

8.  INCOME TAXES (continued)

	March 31, 2014	September 30, 2013
Net operating loss carry forward	1,090,588	960,853
Effective Tax Rate	35%	35%
Deferred Tax Assets	381,705	336,200
Less: Valuation Allowance	(381,705)	(336,200)
Net deferred tax asset	$0	$0

The valuation allowance for deferred tax assets as of March 31, 2014 and September 30, 2013 was $381,705 and $336,200 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2014 and September 30, 2013, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013
Federal statutory tax rate	(35.0)%	(35.0)%
Permanent difference and other	35.0%	35.0%
Effective tax rate	-%	-%

The net federal operating loss carry forward will expire between 2030 and 2034. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

9. SUBSEQUENT EVENTS

On May 13, 2014 the Company received an advance of $8,000 from an unrelated third party as general working capital.  Repayment terms are presently under negotiation.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2014 $	September 30, 2013 $
Current Assets	4,497	1,097
Current Liabilities	758,728	625,593
Working Capital (Deficit)	(754,231)	(624,496)

Cash Flows

	March 31, 2014 $	March 31, 2013 $
Cash Flows from (used in) Operating Activities	(74,801)	(111,655)
Cash Flows from (used in) Investing Activities	0	0
Cash Flows from (used in) Financing Activities	75,000	80,000
Net Increase (decrease) in Cash During Period	199	(31,655)

Operating Revenues

Operating revenues for the periods ended March 31, 2014 and 2012 were $0.

Operating Expenses and Net Loss

Comparison of three month periods ended March 31, 2014 and 2013

Operating and other expenses for the three month period ended March 31, 2014 totaled $21,576 and are comprised of $11,738 in professional fees, $7,500 in fees paid under a related party management contract, and $2,338 in other general and administrative expenses.   In addition the Company recorded $40,628 as interest expenses, $3,514 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount resulting from convertible promissory notes and $23,102 from the amortization of debt discount from convertible notes.

During the prior comparative period, operating and other expenses for the three months ended March 31, 2013 totaled $49,151 and are comprised of $19,259 in professional fees, $7,500 in fees paid under a related party management contract, and $22,392 in other general and administrative expenses.  In addition the Company recorded $50,623 as interest expenses, $38,897 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount relating to convertible promissory notes issued during the period.

Net loss for the period ended March 31, 2014 was $59,764 as compared to $99,774 for the three month period ended March 31, 2013.  The decrease in operating expenses and losses is predominantly due to the decrease in other general and administrative expenses from $22,392 (March 31, 2013) to $2,338 (March 31, 2014), as well as the decrease in professional fees from $19,259 (March 31, 2013) to $11,738 (March 31, 2014) and the fact that interest expenses decreased from $50,623 (2013) to $40,628 (2014).

Comparison of six month periods ended March 31, 2014 and 2013

Operating and other expenses for the six month period ended March 31, 2014 totaled $60,737 and are comprised of $30,960 in professional fees, $18,500 in fees paid under a related party management contract, and $11,277 in other general and administrative expenses.   In addition the Company recorded $71,438 as interest expenses, $10,456 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount resulting from convertible promissory notes and $33,414 from the amortization of debt discount from convertible notes.

During the period comparative period, operating and other expenses for the six months ended March 31, 2013 totaled $109,881 and are comprised of $33,981 in professional fees, $15,000 in fees paid under a related party management contract, $47,147 in other general and administrative expenses and $13,753 in exploration expenses.   In addition the Company recorded $119,449 as interest expenses, $96,566 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount relating to convertible promissory notes issued during the period.

Net loss for the period ended March 31, 2014 was $129,735 as compared to $229,330 for the six month period ended March 31, 2013.  The decrease in operating expenses and losses is due to the exploration expense in the period ended March 31, 2013 with no comparable exploration expenses during the period ended March 31, 2014, and the decrease in other general and administrative expenses from $47,147 (March 31, 2013) to $11,277 (March 31, 2014), the decrease in professional fees from $33,981 to $30,960, which reductions were slightly offset by an  increase in management fees from $15,000 (2013) to $18,500 (2014).  Additionally interest expenses were substantially reduced from $119,449 (2013) to $71,438 (2014).

Liquidity and Capital Resources

As at March 31, 2014, the Company had total assets of $4,297 compared to $1,097 as at September 30, 2013. The increase in total assets is attributable to the payment of operational costs offset by funds raised of $75,000 during the period.

As at March 31, 2014, the Company had total liabilities of $758,728 as compared with total liabilities of $625,593 as at September 30, 2013. The increase in total liabilities was mainly due to derivative liabilities in respect of the Company’s financing efforts during the six months ended March 31, 2014 with no comparable liability as at September 30, 2013.  Accounts payable and accrued liabilities increased from $113,006 as at September 30, 2013 to $132,211 at Ma1rch 31, 2014 as the Company was unable to raise sufficient funds to meet its obligations as they became due.

As at March 31, 2014, the Company had a working capital deficit of $754,231 compared with a working capital deficit of $624,496 as at September 30, 2013.  The increase in working capital deficit is mainly attributable to the increase in current liabilities as a result of the financing activities of the Company by way of convertible loans, and the Company’s expenditures for operations.

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

Cashflow from Operating Activities

During the six month period ended March 31, 2014, the Company used $74,801 for operating activities compared to the use of $111,655 for operating activities during the period ended March 31, 2013. The decrease in net cash used in operating activities is attributed to the Company’s inability to raise sufficient funds to allow it to maintain and grow its operations.  Non-cash items include a substantial reduction to the amortization of the debt discount recorded in the current period of $43,870 as compared to $96,566 in the six months ended March 31, 2013, which  accounts for the most substantial change in cashflows from operating activities.

Cashflow from Investing Activities

During the three month period ended March 31, 2014 and March 31, 2013 the Company has expended no cash on investing activities.

Cashflow from Financing Activities

During the six month period ended March 31, 2014, the Company received $75,000 cash from financing activities by way of notes payable compared to $80,000 cash from notes payable for the six month period ended March 31, 2013.

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

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on December 30, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           MINE SAFETY DISCLOSURES

None.

ITEM 5.           OTHER INFORMATION

None

ITEM 6.           EXHIBITS

Exhibits:
Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Certificate of Change	Filed with the SEC on November 7, 2012 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.01	Service Agreement between Solo International, Inc. and “TIRCARS” Sp. J dated August 30, 2010	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.02	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated November 4, 2012	Filed with the SEC on November 15, 2012 as part of our Current Report on Form 8-K.
10.03	Option Agreement by and between between Solo International, Inc. and 9228-6202 Quebec Inc., dated November 15, 2012	Filed with the SEC on November 23, 2012 as part of our Current Report on Form 8-K
10.04	Amended Option Agreement by and between 9252-4768 Quebec Inc. and 9228-6202 Quebec Inc. dated December 20, 2012	Filed with the SEC on January 3, 2013 as part of our Amended Current Report on Form 8-K/A.
10.05	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated January 10, 2013	Filed with the SEC on January 12, 2013 as part of our Current Report on Form 8-K.
10.06	Employment agreement between the Company and Michael Jacob Cooper Smith dated September 30, 2013	Filed with the SEC on December 30, 2013 as part of our Annual Report on Form 10-K.
10.07	Securities Purchase Agreement with Asher Enterprises Inc. dated September 18, 2013	Filed with the SEC on December 30, 2013 as part of our Annual Report on Form 10-K.
10.08	Securities Purchase Agreement with Asher Enterprises Inc. dated December 18, 2013	Filed with the SEC on December 30, 2013 as part of our Annual Report on Form 10-K.
10.09	Securities Purchase Agreement with Asher Enterprises Inc. dated January 30, 2014	Filed with the SEC on February 14, 2014 as part of our Quarterly Report on Form 10-Q.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
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

SOLO INTERNATIONAL, INC.

Date: May 20, 2014	By:	/s/ Michael Cooper Smith
	Name:	Michael Cooper Smith
	Title:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)