Form 10-Q/A
period 2014-03-31
Solo International, Inc
filed 2014-05-21
CIK 1501845

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

As of May 21, 2014, there were 339,934,984 shares of the registrant’s $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to Solo International Inc.’s Quarterly Report on Form 10–Q for the six months ended March 31, 2014, filed with the Securities and Exchange Commission on May 20, 2014 (the “Original 10–Q”), is to amend disclosures in Note 9 to the unaudited financial statements and to amend the number of shares issued and outstanding as reported on the cover page of the Original Form 10-Q. We are amending disclosure in Note 9 to include disclosure inadvertently omitted from our prior filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Original 10-Q is hereby amended and restated in its entirety.

SOLO INTERNATIONAL, INC. *

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements”.  These statements relate to future events or our future financial performance.  A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-Q.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

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

9. SUBSEQUENT EVENTS

On April 3, 2014, $12,000 of the original balance of a Convertible Promissory note entered into on October 22, 2013with Asher Enterprises, Inc. (“SPA#1”) was retired by the issuance of 13,636,364 common shares at a deemed price of $0.00088.

On April 16, 2014, a further $15,500 of the remaining balance of SPA#1 was retired by the issuance of 20,129,870 common shares at a deemed price of $0.00077.

On April 25, 2014, the final balance of SPA#1 totaling $11,500, including $10,000 of the remaining balance the original note entered into on October 22, 2013 and $1,500 accrued interest, was retired by the issuance of 17,968,750 common shares at a deemed price of $0.00064.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 3, 2014, $12,000 of the original balance of a Convertible Promissory note entered into on October 22, 2013 with Asher Enterprises, Inc.  (“SPA#1”) was retired by the issuance of 13,636,364 common shares at a deemed price of $0.00088.

On April 16, 2014, a further $15,500 of the remaining balance of SPA#1 was retired by the issuance of 20,129,870 common shares at a deemed price of $0.00077.

On April 25, 2014, the final balance of SPA#1 totaling $11,500, including $10,000 of the remaining balance the original note entered into on October 22, 2013 and $1,500 accrued interest, was retired by the issuance of 17,968,750 common shares at a deemed price of $0.00064.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  for the issuance of shares to Asher Enterprises, Inc. pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale.
Other than as disclosed above, here were no issuances of unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in and Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

SOLO INTERNATIONAL, INC.

Date: May 21, 2014	By:	/s/ Michael Cooper Smith
	Name:	Michael Cooper Smith
	Title:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)