Form 10-Q
period 2014-06-30
Solo International, Inc
filed 2014-08-14
CIK 1501845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number:	000-55137

SOLO INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Nevada	68-0680819
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

871 Coronado Center Drive, Suite 200, Henderson, NV 89052
(Address of principal executive offices)(Zip Code)

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

As of August 8, 2014, there were 363,934,984 shares of the registrant’s $0.001 par value common stock issued and outstanding.

OLO INTERNATIONAL, INC. *

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLO INTERNATIONAL, INC.
Consolidated Financial Statements
(Expressed in US dollars)
June 30, 2014

SOLO INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (unaudited)	September 30, 2013 (audited)
ASSETS
Current
Cash	$18	$-
Prepaid expense	1,029	1,097
Total Current Assets	1,047	1,097
Total Assets	$1,047	$1,097

LIABILTIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued liabilities	$147,384	$113,006
Accounts payable and accrued liabilities, related party	950	2,500
Advances from related parties	6,417	6,417
Convertible promissory notes, net (Note 5)	540,400	503,670
Derivative liabilities	34,470	-
Total Current Liabilities	729,621	625,593

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock: 900,000,000 shares authorized, at $0.001 par value 339,934,984 and 288,200,000 shares issued and outstanding as at June 30, 2014 and September 30, 2013, respectively	339,935	288,200
Capital in excess of par value	67,421	48,157
Deficit accumulated during the exploration stage	(1,135,930)	(960,853)
Total Stockholders’ Equity (Deficiency)	(728,574)	(624,496)
Total Liabilities and Stockholders’ Equity (Deficiency)	$1,047	$1,097

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine month periods ended June 30, 2014 and 2013
 (Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013

REVENUE	$-	$-	$-	$-

EXPENSES
Exploration expenses	-	3,877	-	17,630
Professional fees	3,893	6,109	34,853	40,090
Management fees	7,500	7,500	26,000	22,500
Other general and administrative expenses	3,852	10,423	15,129	57,570
OPERATING LOSS	(15,245)	(27,909)	(75,982)	(137,790)

OTHER INCOME (EXPENSES)
Change in fair value of derivative liabilities	1,624	-	4,064	-
Interest expenses	(31,721)	(25,489)	(103,159)	(144,940)

NET LOSS	(45,342)	(53,398)	(175,077)	(282,730)

Basic and diluted loss per share	$(0.00)*	$(0.00)*	(0.00)*	(0.00)*

Weighted average number of shares outstanding, basic and diluted	330,544,324	288,000,000	302,469,882	288,000,000

*	Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine month periods ended June 30, 2014 and 2013
 (Unaudited)

	Nine months ended June 30, 2014	Nine months ended June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(175,077)	$(282,730)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Change in fair value of derivative liabilities	(4,064)	-
Interest expense-Amortization on discount of convertible promissory notes	61,763	109,590
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	68	2,572
Increase (decrease) in accounts payable and accrued liabilities	34,328	34,330
Net cash provided by (used) in operating activities	(82,982)	(136,238)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	83,000	95,000
Net cash provided by financing activities	83,000	95,000

Increase (decrease) in cash during the period	18	(41,238)
Cash, beginning of period	-	44,561
Cash, end of period	$18	$3,323

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Non-cash transactions:
Shares issued for convertible notes	$37,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable, however additional exploratory efforts are planned to be undertaken.

Since Inception (April 30, 2010) through June 30, 2014, the Company has not generated any revenue and has an accumulated deficit of $1,135,930.

2. USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Consolidated operating results for the nine month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended September 30, 2013 filed with the Securities and Exchange Commission on December 30, 2013.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
 (Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Going Concern
The consolidated financial statements have been prepared on a going concern basis that assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,135,930 as of June 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company had the following potential common stock equivalents at June 30, 2014:

Warrants	12,000,000

Since the Company reflected a net loss in the period ended June 30, 2014, and in fiscal years 2013 and 2012, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

•Level 1: Quoted prices in active markets for identical assets or liabilities.

•Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following are the major categories of liabilities measured at fair value on a recurring basis as of June 30, 2014 and September 30, 2013, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

		June 30, 2014	September 30, 2013
Derivative liabilities	Level 3	$34,470	$-

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

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

4. MINERAL PROPERTY

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

During the nine months ended June 30, 2014 and June 30, 2013, the Company expended $0 and $17,630 on exploration respectively.

5. COMMON STOCK

The authorized capital of the Company is 900,000,000 common shares with a par value of $ 0.001 per share.

On April 3, 2014, $12,000 of the original balance of a Convertible Promissory note entered into on October 22, 2013with Asher Enterprises, Inc. (“SPA#1”) was retired by the issuance of 13,636,364 common shares at a deemed price of $0.00088.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

5. COMMON STOCK (Continued)

On April 16, 2014, a further $15,500 of the remaining balance of SPA#1 was retired by the issuance of 20,129,870 common shares at a deemed price of $0.00077.

On April 25, 2014, the final balance of SPA#1 totaling $11,500, including $10,000 of the remaining balance of the original note entered into on October 22, 2013 and $1,500 in accrued interest, was retired by the issuance of 17,968,750 common shares at a deemed price of $0.00064.

As of June 30, 2014, 339,934,984 shares of common stock were issued and outstanding.

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES

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

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the dates of grant to be $215,439 on the notes, and $60,439 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount was $4,519 for the nine months ended June 30, 2014 (June 30, 2013 - $102,729), which amount has been recorded as interest expense.

	June 30, 2014	September 30, 2013	Issue Date
Convertible Promissory Note – face value, due on March 31, 2015	$100,000	$100,000	$100,000
Convertible Promissory Note – face value, due on November 4, 2014	115,000	115,000	115,000
Convertible Promissory Note – face value, due on March 31, 2015	85,000	85,000	85,000
Convertible Promissory Note – face value, due on March 31, 2015	35,000	35,000	35,000
Convertible Promissory Note – face value, due on May 11, 2014	25,000	25,000	25,000
Convertible Promissory Note – face value, due on June 19, 2014	25,000	25,000	25,000
Convertible Promissory Note – face value, due on March 31, 2015	35,000	35,000	35,000
Convertible Promissory Note – face value, due on March 31, 2015	15,000	15,000	15,000
Convertible Promissory Note – face value, due on March 31, 2015	15,000	15,000	15,000
Convertible Promissory Note – face value, due on May 30, 2014	15,000	15,000	15,000
Total convertible promissory note – face value	465,000	465,000	465,000
Less: beneficial conversion feature	-	(4,225)	(215,439)
Warrant discount	-	(294)	(60,439)
	$465,000	$460,480	$189,122

Interest expenses:

	For the three month period		For the nine month period
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Amortization of debt discount	$873	$8,467	$4,519	$102,729
Interest at contractual rate	11,593	11,219	34,779	33,473
Totals	$12,466	$19,686	$39,298	$136,202

On January 31, 2013, Craigstone agreed to extend the maturity dates of certain notes due and payable on November 4, 2012, January 4, 2012 and February 3, 2013 for a period of one year or greater so that the respective notes are now due and payable on November 4, 2013, November 4, 2014 and February 3, 2014.

On May 31, 2013, Craigstone agreed to extend the maturity dates of certain notes due and payable on March 8, 2013, May 11, 2013 and June 19, 2013 to March 8, 2014, May 11, 2014 and June 19, 2014.On February 6, 2014 the Craigstone agreed to extend the maturity dates of certain notes due and payable on September 11, 2013, October 19, 2013, October 26, 2013, November 4, 2013, February 3, 2014 and March 8, 2014 to March 31, 2015.

Presently the Company and Craigstone are in negotiation to extend the repayment terms of all notes which are presently due and payable.

On May 28, 2014 and June 20, 2014 respectively, Craigstone assigned a total of $16,000 from its original November 4, 2011 note in the principal amount of $100,000 to two arm’s length third parties.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

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

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $17,473 on the note, and $806 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the six months ended June 30, 2014 was $6,811 (June 30, 2013 - $6,862), which amount has been recorded as interest expense.

	June 30, 2014	September 30, 2013	Issue Date
Convertible Promissory Note – face value, due on February 15, 2014	$50,000	$50,000	$50,000
Total convertible promissory note – face value	50,000	50,000	50,000
Less: beneficial conversion feature	-	(6,511)	(17,473)
Warrant discount	-	(300)	(806)
	50,000	43,189	31,721

Interest expenses:
	For the three month period		For the nine month period
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Amortization of debt discount	$-	$4,557	$6,811	$6,862
Interest at contractual rate	1,247	1,247	3,740	1,877
Totals	$1,247	$5,804	$10,551	$8,739

Presently the Company and Adams Ale are in negotiation to extend the repayment terms of the aforementioned note which is currently due and payable.

(iii)	Asher Enterprises, Inc.

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

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
 (Unaudited)

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

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

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
 (Unaudited)

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

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

As a result of the application of ASC No. 815 in period ended June 30, 2014 and issued date of October 22, 2013, January 2, 2014 and February 18, 2014; the fair value of the conversion feature is summarized as follows:

	SPA #1	SPA #2	SPA #3	Total
Derivative liabilities, issued date	$35,500	$22,130	$15,760	$73,390
Fair value mark to market adjustment	(1,404)	(1,560)	(1,860)	(4,824)
Change in value due to conversion	(34,096)	-	-	(34,096)
Derivative liabilities, June 30, 2014	$-	$20,570	$13,900	$34,470

The Company recorded the debt discount in the amount of $35,500, $22,130 and $15,000 for each SPA as of issued date.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2014, converted date and commitment date (October 22, 2013, January 2, 2014 and February 18, 2014):

	Commitment Date	Conversion Date	Re-measurement June 30, 2014
Expected dividends	0	0	0
Expected volatility	259.49 ~ 293.96%	286.81~292.31%	261.73%
Expect term	0.33 ~ 0.72 years	0.16~0.21 years	0.22 ~ 0.35 years
Risk free interest rate	0.04 ~ 0.10%	0.07%	0.04 ~ 0.07%

Amortization of the discount over the three month and nine month  period ended June 30, 2014 were $14,481 and $48,255 (June 30, 2013 - $nil), which amount has been recorded as interest expense and is reflected on the Company’s balance sheet as Convertible Note Liabilities, Net.  The unamortized discount of $10,096 associated with SPA#1 was recorded in additional paid in capital due the note was converted into shares during the period ended June 30, 2014. The unamortized discount of $14,278 associated with SPA#2 and SPA#3 will be expensed in future periods.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
 (Unaudited)

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(iii)	Asher Enterprises, Inc. (continued)

	June 30, 2014	Issue Date
Convertible Promissory Note – face value, due on June 20, 2014	$37,500	$37,500
Convertible Promissory Note – face value, due on September 20, 2014	22,500	22,500
Convertible Promissory Note – face value, due on November 2, 2014	15,000	15,000
Total convertible promissory note – face value	75,000	75,000
Shares issued under conversion	(37,500)	-
Less: Debt discount	(14,278)	(72,630)
	23,222	2,370

Interest expenses:

	For the three month period		For the nine month period
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Amortization of debt discount	$14,841	$-	$48,255	$-
Interest at contractual rate	933	-	2,822	-
Totals	$15,774	$-	$51,077	$-

(iv)	Investor Growth LLC (“IG”)

On May 11, 2014, the Company entered into 5% convertible promissory note with Investor Growth LLC (“IG”) pursuant to which the Company received $8,000 as a loan from IG. The Note earns simple interest accruing at five percent (5%) per annum and is due and payable no later than November 11, 2014 (“Maturity Date”). At any such date as IG may desire on or after the Maturity Date of this Note, any unpaid indebtedness shall be convertible into common shares of the Company at a price per share of $0.0005.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $8,000 on the note. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the nine months ended June 30, 2014 was $2,178, which amount has been recorded as interest expense.

Interest expenses:
	For the three month period			For the nine month period
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Amortization of debt discount	$2,178	$-	$2,178	$-
Interest at contractual rate	56	-	56	-
Totals	$2,234	$-	$2,234	$-

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
 (Unaudited)

7. RELATED PARTY TRANSACTIONS

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

During the nine month period ended June 30, 2014, Mr. Michael Jacob Cooper Smith invoiced the Company for his services in the amount of $22,500. In addition, he received bonus in the amount of $3,500 during the three month period ended December 31, 2013. The Company paid $27,550 in cash, leaving $950 on the balance sheets as accounts payable – related party (September 30, 2013 - $2,500)

8. WARRANTS

An aggregate of 1,200,000 warrants were issued and outstanding as at June 30, 2014 and September 30, 2013 as required under the terms of a series of Securities Purchase Agreements discussed above in Note 5(i).  The warrants are exercisable for a period of three years from the date of issue, exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of the Company’s common stock for the thirty (30) trading days immediately preceding the exercise date.

The fair value of the 1,200,000 warrants totaling $61,245 was recorded as a discount on the convertible notes payable upon issuance. This value was calculated using the Black-Scholes model. The key inputs for the calculation are shown below:

Stock Price on Measurement Date	$0.0068 ~ 0.135
Exercise Price of Warrants	$0.0051 ~ 0.101
Term of Warrants (years)	3.00
Computed Volatility	125.84% ~ 147.91%
Annual Dividends	0.00%
Discount Rate	0.33 ~ 0.49%

A summary of the Company’s warrants as of June 30, 2014 and September 30, 2013 as follows:

	June 30, 2014		September 30, 2013
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding at the beginning of the period	1,200,000	$0.060	962,500	$0.069
Granted	-		237,500	0.024
Exercised	-		-	-
Cancelled	-		-	-
Outstanding at the end of the period	1,200,000	$0.060	1,200,000	$0.060
Vested and exercisable at the end of period	1,200,000		1,200,000
Weighted average fair value per share of warrants granted during the period		$-		$0.060

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
 (Unaudited)

8. WARRANTS (continued)

The following table summarizes information regarding stock purchase warrants outstanding at June 30, 2014:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.00563-0.10	1,200,000	0.77	$0.060	1,200,000	0.77	$0.060

As at June 30, 2014, the Company had the following warrants outstanding:

Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at September 30, 2013	Issued	Exercised	Expired	Outstanding at June 30, 2014
$0.075	November 4, 2014	0.34	250,000	-	-	-	250,000
$0.075	November 4, 2014	0.34	250,000	-	-	-	250,000
$0.101	February 3, 2015	0.59	177,083	-	-	-	177,083
$0.041	March 8, 2015	0.69	72,917	-	-	-	72,917
$0.052	May 11, 2015	0.86	62,500	-	-	-	62,500
$0.03	June 19, 2015	0.97	62,500	-	-	-	62,500
$0.03	September 11, 2015	1.20	87,500	-	-	-	87,500
$0.064	October 19, 2015	1.30	37,500	-	-	-	37,500
$0.056	October 26, 2015	1.32	37,500	-	-	-	37,500
$.008	February 15, 2016	1.63	125,000	-	-	-	125,000
$0.005	May 30, 2016	1.92	37,500	-	-	-	37,500
		0.77	1,200,000	-	-	-	1,200,000

9.  INCOME TAXES

The Company has losses carried forward for income tax purposes at June 30, 2014. There are no current or deferred tax expenses for the current period ended June 30, 2014 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
 (Unaudited)

9.  INCOME TAXES (continued)

	June 30, 2014	September 30, 2013
Net operating loss carry forward	1,135,930	960,853
Effective Tax Rate	35%	35%
Deferred Tax Assets	397,576	336,200
Less: Valuation Allowance	(397,576)	(336,200)
Net deferred tax asset	$0	$0

The valuation allowance for deferred tax assets as of June 30, 2014 and September 30, 2013 was $397,576 and $336,200 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2014 and September 30, 2013, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30, 2014 and September 30, 2013:
	June 30, 2014	September 30, 2013
Federal statutory tax rate	(35.0)%	(35.0)%
Permanent difference and other	35.0%	35.0%
Effective tax rate	-%	-%

The net federal operating loss carry forward will expire between 2030 and 2034. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.  All income tax years from fiscal year ended September 30, 2011 to current are open to examination by the taxing authorities.

10. SUBSEQUENT EVENTS

On July 3, 2014, $12,000 of the original balance of a Convertible Promissory note entered into on December 18, 2013 with Asher Enterprises, Inc. (“SPA#2”) was retired by the issuance of 24,000,000 common shares at a deemed price of $0.0005.

On July12, 2014, the Company entered into 5% convertible promissory note with Investor Growth LLC (“IG”) pursuant to which the Company received $5,000 as a loan from IG. The Note earns simple interest accruing at five percent (5%) per annum and due and payable  no later than January 12, 2015 (“Maturity Date”). At any such date as IG may desire on or after the Maturity Date of this Note, any unpaid indebtedness shall be convertible into common shares of the Company at a price per share of $0.0003.

Subsequent to June 30, 2014 the Company received Conversion Notices from two note holders that acquired a total of $16,000 in convertible loans during the period from Craigstone Ltd. (ref: Note 5).  The conversion notices, each for a total of $8,000 in principal, provide for the issuance of 14,499,320 shares at $0.00055175 and 17,778,778 shares at $0.00045 respectively,  As the date of this report the shares have not yet been issued.

On August 7, 2014, $9,800 of the original balance of a Convertible Promissory note entered into on December 18, 2013 with Asher Enterprises, Inc. (“SPA#2”) was retired by the issuance of 33,793,103 common shares at a deemed price of $0.00029.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2014 $	September 30, 2013 $
Current Assets	1,047	1,097
Current Liabilities	729,621	625,593
Working Capital (Deficit)	(728,574)	(624,496)

Cash Flows

	June 30, 2014 $	June 30, 2013 $
Cash Flows from (used in) Operating Activities	(82,982)	(136,238)
Cash Flows from (used in) Investing Activities	0	0
Cash Flows from (used in) Financing Activities	83,000	95,000
Net Increase (decrease) in Cash During Period	18	(41,238)

Operating Revenues

Operating revenues for the periods ended June 30, 2014 and 2012 were $0.

Operating Expenses and Net Loss

Comparison of three month periods ended June 30, 2014 and 2013

Operating and other expenses for the three month period ended June 30, 2014 totaled $15,245 and are comprised of $3,893 in professional fees, $7,500 in fees paid under a related party management contract, and $3,852 in other general and administrative expenses.   In addition the Company recorded $31,721 as interest expenses, $3,051 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount resulting from convertible promissory notes and $14,842 from the amortization of debt discount from convertible notes.

During the prior comparative period, operating and other expenses for the three months ended June 30, 2013 totaled $27,909 and are comprised of $6,109 in professional fees, $7,500 in fees paid under a related party management contract, $3,877 in exploration expenses and $10,423 in other general and administrative expenses.  In addition the Company recorded $25,489 as interest expenses, $13,024 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount relating to convertible promissory notes issued during the period.

Net loss for the period ended June 30, 2014 was $45,342 as compared to $53,398 for the three month period ended June 30, 2013.  The decrease in operating expenses and losses is predominantly due to the decrease in other general and administrative expenses from $10,423 (June 30, 2013) to $3,852 (June 30, 2014), as well as the decrease in professional fees from $6,109 (June 30, 2013) to $3,893 (June 30, 2014).  Further during the current period the Company incurred no exploration expenses as compared to $3,877 in the comparative three month period ended June 30, 2013.  The reduction to expesnes in the current period was  offset by the fact that interest expenses increased from $25,489 (2013) to $31,721 (2014).

Comparison of nine month periods ended June 30, 2014 and 2013

Operating and other expenses for the nine month period ended June 30, 2014 totaled $75,982 and are comprised of $34,853 in professional fees, $26,000 in fees paid under a related party management contract, and $15,129 in other general and administrative expenses.   In addition the Company recorded $103,159 as interest expenses, $13,508 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount resulting from convertible promissory notes and $48,255 from the amortization of debt discount from convertible notes.

During the prior comparative period, operating and other expenses for the nine months ended June 30, 2013 totaled $137,790 and are comprised of $40,090 in professional fees, $22,500 in fees paid under a related party management contract, $57,570 in other general and administrative expenses and $17,630 in exploration expenses.   In addition the Company recorded $144,940 as interest expenses, $109,590 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount relating to convertible promissory notes issued during the period.

Net loss for the period ended June 30, 2014 was $175,077 as compared to $282,730 for the nine month period ended June 30, 2013.  The substantive decrease in operating expenses and losses is primarily due to a reduction in general and administrative expenses from $57,570 (June 30, 2013) to $15,129 (June 30, 2014) as the Company reduced its period over period transfer agent fees and eliminated certain consulting services formerly retained for shareholder communications purposes; a reduction to  exploration expense from $17,630  in the period ended June 30, 2013 with no comparable exploration expenses during the current nine month period and the decrease in professional fees from $40,090 to $34,853.These reductions were reductions were slightly offset by an  increase in management fees from $22,500 (2013) to $26,000 (2014).  Interest expenses period over period were also substantially reduced from $144,940 (2013) to $103,159 (2014) as the Company required less capital for ongoing operations.

Liquidity and Capital Resources

As at June 30, 2014, the Company had total assets of $1,047 compared to $1,097 as at September 30, 2013. The slightly change in total assets is attributable to the payment of operational costs offset by funds raised of $83,000 during the period.

As at June 30, 2014, the Company had total liabilities of $729,621 as compared with total liabilities of $625,593 as at September 30, 2013. The increase in total liabilities was mainly due to an increase in derivative liabilities in respect of the Company’s financing efforts during the nine months ended June 30, 2014 with no comparable liability as at September 30, 2013.  Accounts payable and accrued liabilities also increased from $113,006 as at September 30, 2013 to $147,384 at June 30, 2014 as the Company was unable to raise sufficient funds to meet its obligations as they became due.

As at June 30, 2014, the Company had a working capital deficit of $728,574 compared with a working capital deficit of $624,496 as at September 30, 2013.  The increase in working capital deficit is mainly attributable to the increase in current liabilities as a result of the financing activities of the Company by way of convertible loans, and the Company’s expenditures for operations.

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

Cash flow from Operating Activities

During the nine month period ended June 30, 2014, the Company used $82,982 for operating activities compared to the use of $136,238 for operating activities during the period ended June 30, 2013. The decrease in net cash used in operating activities is attributed to the Company’s inability to raise sufficient funds to allow it to maintain and grow its operations.  Non-cash items include a substantial reduction to the amortization of the debt discount recorded in the current period of $61,763 as compared to $109,590 in the nine months ended June 30, 2013, which  accounts for the most substantial change in cash flows from operating activities.

Cash flow from Investing Activities

During the nine month period ended June 30, 2014 and June 30, 2013 the Company has expended no cash on investing activities.

Cash flow from Financing Activities

During the nine month period ended June 30, 2014, the Company received $83,000 cash from financing activities by way of notes payable compared to $95,000 cash from notes payable for the nine month period ended June 30, 2013.

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

Recently Issued Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may cause a material impact on our financial condition, or the results of our operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on December 30, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

On April 16, 2014, a further $15,500 of the remaining balance of  a note entered into October 22, 2013 with Asher Enterprises, Inc. was retired by the issuance of 20,129,870 common shares at a deemed price of $0.00077.

On April 25, 2014, the final balance of  a note entered into October 22, 2013 with Asher Enterprises, Inc. totaling $11,500, including $10,000 of the remaining balance and $1,500 in accrued interest, was retired by the issuance of 17,968,750 common shares at a deemed price of $0.00064.

On July 3, 2014, $12,000 of the original balance of a Convertible Promissory note entered into on December 18, 2013 with Asher Enterprises, Inc. was retired by the issuance of 24,000,000 common shares at a deemed price of $0.0005.

During July, 2014 the Company received Conversion Notices from two note holders that acquired a total of $16,000 in convertible loans during the period from Craigstone Ltd. (ref: Note 5 to the financial statements herein).  The conversion notices, each for a total of $8,000 in principal, provide for the issuance of 14,499,320 shares at $0.00055175 and 17,778,778 shares at $0.00045 respectively,  As the date of this report the shares have not yet been issued.

On August 7, 2014, $9,800 of the original balance of a Convertible Promissory note entered into on December 18, 2013 with Asher Enterprises, Inc. (“SPA#2”) was retired by the issuance of 33,793,103 common shares at a deemed price of $0.00029.

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

SOLO INTERNATIONAL, INC.

Date: August 13, 2014	By:	/s/Michael Cooper Smith
	Name:	Michael Cooper Smith
	Title:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)