Form 10-K
period 2014-09-30
Solo International, Inc
filed 2014-12-31
CIK 1501845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-55137
Commission File Number

SOLO INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

871 Coronado Center Dr. Ste 200, Henderson, NV	89052
(Address of principal executive offices)	(Zip Code)

1-888-612-9246
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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $141,120 (based on 88,200,000 shares held by non-affiliates and closing market price of $0.0016 per share as of March 31, 2014 (the last business day of the registrant’s most recently completed second quarter)), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

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
547,029,250 shares of common stock issued and outstanding as of December 29, 2014

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

PART I

ITEM 1. BUSINESS

Corporate Information

The address of our principal executive office is 871 Coronado Center Dr., Ste 200, Henderson, NV 89052.  Our telephone number is 1-888-612-9246.

Our common stock is quoted on the OTC Pink (“Over-the-Counter- Pink”) under the symbol "SLIO".

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

During fiscal 2013 we fulfilled all of our requirements under the Option Agreement, as amended and earned our 100% right, title and interest in and to the Property.

As of the date of this Report, we are an exploration stage company engaged in the acquisition and exploration of mineral properties, with a focus on the country of Canada. We have not acquired our first mineral Property and commenced exploration on the Property.  We are currently negotiating to acquire further claims in the area.    We intend to continue exploration on our already acquired Property, though exploration activities were suspended during fiscal 2014 due to lack of available funding.

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

The Philadelphia Claim was obtained by map designation, henceforth the principal method for acquiring a claim, and the Philadelphia Claim was registered on November 29, 2010. The term of a claim is two years, from the day the claim is registered and it can be renewed indefinitely providing the holder meets all the conditions set out in the Mining Act, including the obligation to invest a minimum amount required in exploration work determined by regulation.  The Act includes provisions to allow any amount disbursed to perform work in excess of the prescribed requirements to be applied to subsequent terms of the claim. The Philadelphia Claim registration is set to expire on November 28, 2015.  We have met our expenditure requirements on the so that our license will now expire on November 28, 2015. Recent assessments of several areas near Notre Dame-de-la-Salette indicate recoverable deposits of apatite in the Philadelphia Claim previously mined in the late 1800’s. There are several other old mines near this location: McLaren, Lac Tamo, Craft, North Star and Chapleau.

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
Reserves:
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

Plan of Operation

We have implemented our initial exploration program and completed our Phase I and Phase II exploration programs.  We plan to continue to conduct mineral exploration activities on the Property to assess whether the Property contains mineral reserves capable of commercial extraction. To date, we have not identified any commercially exploitable reserves of minerals on the Property.  Our exploration activities were suspended during the most recently completed fiscal year ended September 30, 2014 due to lack of available funding, however, the Company intends to commence further exploration activities in the spring of 2015 upon conclusion of a financing to raise sufficient funds. There is no guarantee funds raised will be sufficient to complete our exploration plans.

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

Phase	Exploration Activities	Anticipated Timeframe	Cost
Phase III & Phase IV	Retention of consultant(s) to conduct: Core sampling and analysis of samples derived from core sampling.	Expected to begin in the second calendar quarter of 2015 (dependent on funding).	$100,000 - $3000,000 (dependent on the number of holes drilled and the duration of consultant’s services)
TOTAL			$100,000 – 300,000

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

World Mine Production and Reserves

Country	Mine Production in tons		Reserves(1)(3)
	2012(2)	2013(2)
United States	800	4,000	13,000,000
Australia	3,200	2,000	2,100,000
Brazil	140	140	22,000,000
China	100,000	100,000	55,000,000
India	2,900	2,900	3,100,000
Malaysia	100	100	30,000
Russia	2,400	2,400	(4)
Vietnam	220	220	(4)
Other countries	N/A	N/A	41,000,000
World Total	110,000	110,000	140,000,000

Source: U.S. Geological Survey, Mineral Commodity Summaries, USGS, February 2014.  http://minerals.usgs.gov/minerals/pubs/commodity/rare_earths/mcs-2014-raree.pdf

(1)	Reserve Base is defined by the USGS to include reserves (both economic and marginally economic) plus some sub-economic resources (i.e., those that may have potential for becoming economic reserves).
(2)	Estimated.
(3)	Data includes lanthanides and yttrium but excludes most scandium.
(3)	Included with “Other Countries”

China*

China, the predominant supplier, announced regulations on exports and a crackdown on smuggling. On September 1, 2009, China announced plans to reduce its export quota to 35,000 tons per year in 2010–2015, ostensibly to conserve scarce resources and protect the environment.  On October 19, 2010 China Daily, citing an unnamed Ministry of Commerce official, reported that China will "further reduce quotas for rare earth exports by 30 percent at most next year to protect the precious metals from over-exploitation".   At the end of 2010 China announced that the first round of export quotas in 2011 for rare earths would be 14,446 tons which was a 35% decrease from the previous first round of quotas in 2010. China announced further export quotas on 14 July 2011 for the second half of the year with total allocation at 30,184 tons with total production capped at 93,800 tonnes. In September 2011 China announced the halt in production of three of its eight major rare earth mines, responsible for almost 40% of China's total rare earth production.   In March 2012, the U.S., E.U., and Japan confronted China at WTO about these export and production restrictions. China responded with claims that the restrictions had environmental protection in mind. In August 2012, China announced a further 20% reduction in production. These restrictions have damaged industries in other countries and forced producers of rare earth products to relocate their operations to China. The Chinese restrictions on supply failed in 2012 as prices dropped in response to the opening of other sources. In 2013 China continued efforts to restrict the supply of REE’s.  Production and export quotas were 93,800 tons and 31,000 tons respectively.

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

Also under consideration for mining are sites such as Thor Lake in the Northwest Territories, various locations in Vietnam, and a site in southeast Nebraska in the US, where Quantum Rare Earth Development, a Canadian company, is currently conducting test drilling and economic feasibility studies toward opening a niobium mine.  Additionally, a large deposit of rare earth minerals was recently discovered in Kvanefjeld in southern Greenland.  Pre-feasibility drilling at this site has confirmed significant quantities of black lujavrite, which contains about 1% rare earth oxides (REO).  The European Union has urged Greenland to restrict Chinese development of rare-earth projects there, but as of early 2013, the government of Greenland has said that it has no plans to impose such restrictions.  Many Danish politicians have expressed concerns that other nations, including China, could gain influence in thinly populated Greenland, given the number of foreign workers and investment that could come from Chinese companies in the near future because of the law passed December 2012.

Adding to potential mine sites, ASX listed Peak Resources announced in February 2012, that their Tanzanian based Ngualla project contained not only the 6th largest deposit by tonnage outside of China, but also the highest grade of rare earth elements of the 6.  North Korea has been reported to have sold rare earth metals to China. During May and June 2014, North Korea sold over 1.88 million dollars’ worth of rare earth metals to China. Other sources suggest that North Korea has the world's second largest reserve of rare earth metals, with potentially over 20 million tons in total.

*Sources – Wikipedia (http://en.wikipedia.org/wiki/Rare_earth_element) and U.S. Geological Survey, Mineral Commodity Summaries, USGS, February 2014.  http://minerals.usgs.gov/minerals/pubs/commodity/rare_earths/mcs-2014-raree.pdf

 Current Trends and Information:

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

The U.S. Geological Survey, Mineral Commodity Summaries published in February 2014, reported; “Exploration efforts to develop rare-earth projects continued in 2013.  Exploration and development assessments in the United States included Bear Lodge, WY, Bokan Mountain, AK, Diamond Creek, ID, Elk Creek, NE, La Paz, AZ, Lemhi Pass ID-MT, Pea Ridge, MO, Round Top, TX and Thor, NV.  Additional assessments were underway in Australia, Brazil, Canada, Chin, Finland, Greenland, India, Kyrgyzstan, Madagascar, Malawi, South Africa, Sweden, Tanzania, Turkey and Vietnam.”

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

Subsidiaries

We have one wholly-owned subsidiary incorporated in Quebec, Canada named 9252-4768 Quebec Inc., and we are currently conducting our exploration efforts through this subsidiary.

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

Since our inception through September 30, 2014, the Company has earned no revenue and has incurred a net loss of $1,398,578.  We do not anticipate earning revenues until such time as we enter into commercial production of the Property. We expect to incur operating losses in future periods. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations which will have a significant negative impact on the Company's operations.

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

We do not expect to generate substantial revenues to fund our ongoing operations in the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to develop the Property. Obtaining additional financing is subject to a number of factors, including market prices for minerals and investor acceptance of our proposed activities. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operations and our entire business may fail.  During fiscal 2014 our exploration activities were delayed as a result of a lack of capital.  While we expect to be able to raise sufficient funds to carry out our exploration activities in fiscal 2015, there are no assurances this will in fact occur.

Our business could be impaired if we fail to comply with applicable regulations.

Failure to comply with government regulations could subject us to civil and criminal penalties require us to forfeit our rights to the Property, and affect the value of our assets. We may also be required to take corrective actions for failure to comply with applicable regulations, which could require substantial capital expenditures. We could also be required to indemnify our officers and directors in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them for non-compliance. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

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

We may invest significant capital and resources in exploration activities and abandon such investments if they are unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the price of our common stock which is currently quoted on the OTC Pink marketplace, and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized material in sufficient quantities underlying the Property to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of mineral on the Property.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently utilize a corporate office center, which costs approximately $80 per month, located at 871 Coronado Center Drive, Suite 200, Henderson, Nevada 89052 and our telephone number is (888) 612-9246, and additional costs are billed depending on our usage of the corporate office center. These offices provide mail and the use of office facilities as required. As of the date of this filing, we have not sought to move or change our office site. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property. Our former subsidiary offices located in Montreal, Quebec at Suite 2500, 1155 Boul Rene-Levesque West, Montreal, Quebec, were vacated during fiscal 2014.  During the fiscal year ended September 30, 2013 we paid fees for these offices of approximately $225 per month.

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

The Philadelphia Claim is a 59.96 hectare claim with no exploration restriction located 3.6 km NE of Notre Dame-de-la-Salette (45° 46’ 04”N 75° 35’ 07”W), a small village of 745 people located in the Outaouais region of Quebec, and has an easy road access as it is 170 meters off of a main road. The Philadelphia Claim is currently recorded with the Ministere of Natural Resources Quebec. The claim gives the holder an exclusive right to search for mineral substances in the public domain, except sand, gravel, clay and other loose deposits, on the land subjected to the claim. The Philadelphia Claim was obtained by map designation, henceforth the principal method for acquiring a claim, and the Philadelphia Claim was registered on November 29, 2010. The term of a claim is two years, from the day the claim is registered and it can be renewed indefinitely providing the holder meets all the conditions set out in the Mining Act, including the obligation to invest a minimum amount required in exploration work determined by regulation. The Act includes provisions to allow any amount disbursed to perform work in excess of the prescribed requirements to be applied to subsequent terms of the claim. The Philadelphia Claim registration is set to expire on November 28, 2015, unless it is renewed.   During fiscal 2014 the Company filed application to renew the Claim based on prior work undertaken on the property and was able to renew the license to November 28, 2015.  The Company can continue to renew this claim by undertaking work on the claim.  Recent assessments of several areas near Notre Dame-de-la-Salette indicate recoverable deposits of apatite in the Philadelphia Claim previously mined in the late 1800’s. There are several other old mines near this location: McLaren, Lac Tamo, Craft, North Star and Chapleau.

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

Not Applicable

PART II

ITEM 5.  MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock has been quoted on the OTC Bulletin Board since December 23, 2010 under the symbol “SLIO” and began trading on December 7, 2011. Because we are quoted on the OTC Pink market, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTC Pink market for the last two fiscal years ended September 30, 2014 and September 30, 2013. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Quarter	High ($)	Low ($)
4th Quarter ended 9/30/2014	0.0017	0.0004
3rd Quarter ended 6/30/2014	0.0022	0.0009
2nd Quarter ended 3/31/ 2014	0.0026	0.0009
1st Quarter ended 12/31/2013	0.0015	0.0009
4th Quarter ended 9/30/2013	0.0060	0.0010
3rd Quarter ended 6/30/2013	0.0124	0.0021
2nd Quarter ended 3/31/ 2013	0.0225	0.0050
1st Quarter ended 12/31/2012	0.1340	0.0085

The above information was prepared by the Company from data on OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of December 22, 2014, there were 22 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

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

On August 12, 2014, the final balance totaling $1,600, including $700 of the remaining balance of the original note entered into on December 18, 2013 with Asher Enterprises, Inc. and $900 in accrued interest, was retired by the issuance of 5,714,286 common shares at a deemed price of $0.00028.

On August 19, 2014, $9,450 of the original balance of a Convertible Promissory note entered into on January 30, 2014 with Asher Enterprises, Inc. was retired by the issuance of 36,346,154 common shares at a deemed price of $0.00026.

On August 27, 2014, the final balance totaling $6,150, including $5,550 of the remaining balance of the original note entered into on January 30, 2014 with Asher Enterprises, Inc. ,and $600 in accrued interest, was retired by the issuance of 25,625,000 common shares at a deemed price of $0.00024.

During the most recently completed quarter ended September 30, 2014, the Company received Conversion Notices from two note holders that acquired a total of $16,000 in convertible loans during the period from Craigstone Ltd.  The conversion notices, each for a total of $8,000 in principal, provide for the issuance of 14,499,320 shares at $0.00055175 issued on August 27, 2014 and 17,778,778 shares at $0.00045 issued on September 11, 2014,   respectively.

Subsequent to September 30, 2014 the Company received Conversion Notices from a note holder that acquired a total of $30,000 in convertible loans from Craigstone Ltd. The conversion notices, each for a total of $10,000 in principal, provide for the issuance of 14,814,815 shares at $0.00067 on October 7, 2014, 16,666,667 shares at $0.00060 on November 25, 2014 and 17,857,143 shares at $0.00056 on December 21, 2014 respectively.

All of the above share issuances are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and Rule 506 of Regulation D.  The investors are accredited investors pursuant to Rule 501(a) of Regulation D.

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

Cash on hand at September 30, 2014 was $20 as compared to $nil as of September 30, 2013. Our total liabilities on September 30, 2014 were $1,019,034 as compared to $625,593 at September 30, 2013. This significant change was as a result of our increased derivate liabilities associated with 176,799,100 of shares in excess of the authorized shares  which increased to $335,918 on September 30, 2014 as compared to $nil on September 30, 2013.

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

Results of Operations

We recorded an operating loss of $90,611 for the fiscal year ended September 30, 2014 as compared to an operating loss of $180,514 for the fiscal year ended September 30, 2013. The decrease in operating losses results mainly from professional fees in the amount of $39,745 in fiscal 2014 as compared to $65,316 in fiscal 2013 and other general and administrative expenses in the amount of $17,366 in fiscal 2014 as compared to $65,068 in fiscal 2013.

Net loss for fiscal 2014 was $437,725 as compared to $356,026 for fiscal 2013 and includes interest expenses of $131,434 for fiscal 2014 as compared to $175,512 for 2013 and derivate expenses of $215,680 for fiscal 2014 with no comparative amount in fiscal 2013.

Our net loss per share remained constant at $0.00 during fiscal 2014 and 2013.

The decrease in operating losses in fiscal 2014 as compared to fiscal 2013 is due to a decrease in exploration expenditures during the current fiscal year due to a lack of available funds.

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

SOLO INTERNATIONAL, INC.

REPORT AND FINANCIAL STATEMENTS

September 30, 2014
(Stated in US Dollars)

Page

Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Changes in Stockholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Audited Consolidated Financial Statements	F-6 to F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Solo International, Inc.:

We have audited the accompanying consolidated balance sheet of Solo International, Inc. (“the Company”) as of September 30, 2014 and 2013, and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solo International, Inc., as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC
B F Borgers CPA PC
Lakewood, CO

December 30, 2014

SOLO INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
AUDITED

	September 30, 2014	September 30,2013
ASSETS
Current
Cash	$20	$-
Prepaid expense	882	1,097
Total Current Assets	902	1,097
Total Assets	$902	$1,097

LIABILTIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued liabilities	$164,763	$113,006
Accounts payable and accrued liabilities, related party	4,592	2,500
Advances from related parties	6,417	6,417
Convertible promissory notes, net (Note 5)	507,344	503,670
Derivate liabilities	335,918	-
Total Current Liabilities	1,019,034	625,593

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock: 900,000,000 shares authorized, at $0.001 par value 497,690,625 and 288,200,000 shares issued and outstanding as at September 30, 2014 and 2013, respectively	497,691	288,200
Capital in excess of par value	(117,245)	48,157
Accumulated Deficit	(1,398,578)	(960,853)
Total Stockholders’ Equity (Deficiency)	(1,018,132)	(624,496)
Total Liabilities and Stockholders’ Equity (Deficiency)	$902	$1,097

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AUDITED

	For the year ended September 30,
	2014	2013

REVENUE	$-	$-

EXPENSES
Exploration expenses	-	17,630
Professional fees	39,745	65,316
Management fees	33,500	32,500
Other general and administrative expenses	17,366	65,068
OPERATING LOSS	(90,611)	(180,514)

OTHER INCOME (EXPENSES)
Derivate income (expenses)	(215,680)	-
Interest expenses	(131,434)	(175,512)

NET LOSS	(437,725)	(356,026)

Basic and diluted loss per share	$(0.00)*	$(0.00)*

Weighted average number of shares outstanding, basic and diluted	331,134,589	288,000,000

*	Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Period from April 30, 2010 (date of inception) to September 30, 2014

				Accumulated
				Deficit
			Capital in	During the
	Common Stock		Excess of	development
	Shares	Amount	Par value	Stage	Total
Balance, September 30, 2012	288,200,000	288,200	8,351	(604,827)	(308,276)
Beneficial conversion features	-	-	35,736	-	35,736
Valuation of warrants	-	-	4,070	-	4,070
Net loss for the year ended September 30, 2013	-	-	-	(356,026)	(356,026)
Balance, September 30, 2013	288,200,000	$288,200	$48,157	(960,853)	(624,496)
Beneficial conversion features	-	-	13,000	-	13,000
April 3, 2014 stock issued for conversion deemed price $0.00088	13,636,364	13,637	(1,637)	-	12,000
April 14, 2014 stock issued for conversion deemed price $0.00077	20,129,870	20,130	(4,630)	-	15,500
April 21, 2014 stock issued for conversion deemed price $0.00064	17,968,750	17,969	(6,469)	-	11,500
July 3, 2014 stock issued for conversion deemed price $0.0005	24,000,000	24,000	(12,000)	-	12,000
July 25, 2014 stock issued for conversion deemed price $0.00055175	14,499,320	14,499	(6,499)	-	8,000
July 31, 2014 stock issued for conversion deemed price $0.00045	17,777,778	17,778	(9,778)	-	8,000
August 7, 2014 stock issued for conversion deemed price $0.00029	33,793,103	33,793	(23,993)	-	9,800
August 14, 2014 stock issued for conversion deemed price $0.00028	5,714,286	5,714	(4,114)	-	1,600
August 19, 2014 stock issued for conversion deemed price $0.00026	36,346,154	36,346	(26,896)	-	9,450
August 27, 2014 stock issued for conversion deemed price $0.00024	25,625,000	25,625	(19,475)	-	6,150
Reclassify unamortized discount of convertible notes	-	-	(15,303)	-	(15,303)
Reclassify derivate liability upon conversion	-	-	70,861	-	70,861
Initial derivative liability associated with tainted instruments	-	-	(118,469)	-	(118,469)
Net loss for the year ended September 30, 2014	-	-	-	(437,725)	(437,725)
Balance, September 30, 2014	497,690,625	$497,691	$(117,245)	$(1,398,578)	$(1,018,132)

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
CONSOLIDATED STATEMENTS OF CASH FLOWS
AUDITED

	Year ended September 30, 2014	Year ended September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(437,725)	$(356,026)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Change in fair value of derivative liabilities	215,680	-
Interest expense-Amortization on discount of convertible promissory notes	77,001	127,055
Share issued for settlement of interest payable	3,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	215	3,496
Increase (decrease) in accounts payable and accrued liabilities	53,849	85,914
Net cash provided by (used) in operating activities	(87,980)	(139,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	88,000	95,000
Net cash provided by financing activities	88,000	95,000

Increase (decrease) in cash during the period	20	(44,561)
Cash, beginning of period	-	44,561
Cash, end of period	$20	$-

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Non-cash transactions:
Shares issued for convertible notes	$91,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

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

Since Inception (April 30, 2010) through September 30, 2014, the Company has not generated any revenue and has an accumulated deficit of $1,398,578.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements present the balance sheets and statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
The consolidated financial statements have been prepared on a going concern basis that assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,398,578 as of September 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

The Company had the following potential common stock equivalents at September 30, 2014:

Warrants	12,000,000
Convertible Notes (Note 6 (iv))	32,666,667
Convertible Notes (Note 6(i))	507,344,633
Convertible Notes (Note 6(ii))	56,497,175
Total	608,508,475

Since the Company reflected a net loss in the fiscal years ended September 30, 2014 and 2013, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments (continued)

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

The following are the major categories of liabilities measured at fair value on a recurring basis as of September 30, 2014 and September 30, 2013, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

		September 30, 2014	September 30, 2013
Derivative liabilities	Level 3	$335,918	$-

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

Recent Accounting Pronouncements
On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the amendment during the interim period ended June 30, 2014.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of September 30, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

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

During the fiscal year ended September 30, 2014 and 2013, the Company expended $0 and $17,630 on exploration, respectively.  The Claim has been renewed based on prior expenditures, and will remain in good standing until November 28, 2015.

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

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

5. COMMON STOCK (Continued)

On August 12, 2014, the final balance of SPA#2 totaling $1,600, including $700 of the remaining balance of the original note entered into on December 18, 2013 and $900 in accrued interest, was retired by the issuance of 5,714,286 common shares at a deemed price of $0.00028.

On August 19, 2014, $9,450 of the original balance of a Convertible Promissory note entered into on January 30, 2014 with Asher Enterprises, Inc. (“SPA#3”) was retired by the issuance of 36,346,154 common shares at a deemed price of $0.00026.

On August 27, 2014, the final balance of SPA#3 totaling $6,150, including $5,550 of the remaining balance of the original note entered into on January 30, 2014 and $600 in accrued interest, was retired by the issuance of 25,625,000 common shares at a deemed price of $0.00024.

During the fiscal year ended September 30, 2014 Company received Conversion Notices from two note holders that acquired a total of $16,000 in convertible loans during the period from Craigstone Ltd. (ref: Note 5).  The conversion notices, each for a total of $8,000 in principal, provide for the issuance of 14,499,320 shares at $0.00055175 issued on August 27, 2014 and 17,778,778 shares at $0.00045 issued on September 11, 2014,   respectively.

As of September 30, 2014, 497,690,625 shares of common stock were issued and outstanding.

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

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

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

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the dates of grant to be $215,439 on the notes, and $60,439 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount was $4,519 for the fiscal year ended September 30, 2014 (September 30, 2013 - $115,587), which amount has been recorded as interest expense.

	September 30, 2014	September 30, 2013	Issue Date
Convertible Promissory Note – face value, due on March 31, 2015	$100,000	$100,000	$100,000
Convertible Promissory Note – face value, due on November 4, 2014	115,000	115,000	115,000
Convertible Promissory Note – face value, due on March 31, 2015	85,000	85,000	85,000
Convertible Promissory Note – face value, due on March 31, 2015	35,000	35,000	35,000
Convertible Promissory Note – face value, due on May 11, 2014	25,000	25,000	25,000
Convertible Promissory Note – face value, due on June 19, 2014	25,000	25,000	25,000
Convertible Promissory Note – face value, due on March 31, 2015	35,000	35,000	35,000
Convertible Promissory Note – face value, due on March 31, 2015	15,000	15,000	15,000
Convertible Promissory Note – face value, due on March 31, 2015	15,000	15,000	15,000
Convertible Promissory Note – face value, due on May 30, 2014	15,000	15,000	15,000

Note balance converted to shares	(16,000)	-	-
Total convertible promissory note – face value	449,000	465,000	465,000
Less: beneficial conversion feature	-	(4,225)	(215,439)
Warrant discount	-	(294)	(60,439)
	$449,000	$460,480	$189,122

Interest expenses:

	For the fiscal year ended
	September 30, 2014	September 30, 2013
Amortization of debt discount	$4,519	$115,587
Interest at contractual rate	46,219	45,320
Totals	$50,738	$160,907

On January 31, 2013, Craigstone agreed to extend the maturity dates of certain notes due and payable on November 4, 2012, January 4, 2012 and February 3, 2013 for a period of one year or greater so that the respective notes are now due and payable on November 4, 2013, November 4, 2014 and February 3, 2014.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

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

On May 28, 2014 and June 20, 2014 respectively, Craigstone assigned a total of $16,000 from its original November 4, 2011 note in the principal amount of $100,000 to two arm’s length third parties. The conversion notices, each for a total of $8,000 in principal, provide for the issuance of 14,499,320 shares at $0.00055175 issued on August 27, 2014 and 17,778,778 shares at $0.00045 issued on September 11, 2014,  respectively.

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

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $17,473 on the note, and $806 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the fiscal year ended September 30, 2014 was $6,811 (September 30, 2013 - $6,862), which amount has been recorded as interest expense.

	September 30, 2014	September 30, 2013	Issue Date
Convertible Promissory Note – face value, due on February 15, 2014	$50,000	$50,000	$50,000
Total convertible promissory note – face value	50,000	50,000	50,000
Less: beneficial conversion feature	-	(6,511)	(17,473)
Warrant discount	-	(300)	(806)
	50,000	43,189	31,721

Interest expenses:
	For the fiscal year ended
	September 30, 2014	September 30, 2013
Amortization of debt discount	$6,811	$11,468
Interest at contractual rate	5,000	3,137
Totals	$11,811	$14,605

Presently the Company and Adams Ale are in negotiation to extend the repayment terms of the aforementioned note which is currently due and payable.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

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

On January 2, 2014 and February 18, 2014, we raised an additional $22,500 and $15,000, respectively, through a series of  private offerings of convertible promissory notes (“SPA #2” and “SPA #3”).  Under the terms of the Note, interest shall accrue at 8% per annum until June 20, 2014 and November 3, 2014, respectively, (the “Maturity Date”), at which time, unless converted, all principal and accrued interest shall be due and payable.  Any amount of principal or interest on the Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.   The holder shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of the note (dated December 18, 2013 and dated January 30, 2014, respectively) to convert the Note, in whole or in part,  into full paid and non-assessable shares of Common Stock.   The conversion price (the “Conversion Price”) shall equal the Variable Conversion Price which shall mean shall mean 55% multiplied by the Market Price (as defined herein) (representing a discount rate of 45%) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). “Market Price” means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market.

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

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

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

On August 12, 2014, the final balance of SPA#2 totaling $1,600, including $700 of the remaining balance of the original note entered into on December 18, 2013 and $900 in accrued interest, was retired by the issuance of 5,714,286 common shares at a deemed price of $0.00028.

On August 19, 2014, $9,450 of the original balance of a Convertible Promissory note entered into on January 30, 2014 with Asher Enterprises, Inc. (“SPA#3”) was retired by the issuance of 36,346,154 common shares at a deemed price of $0.00026.

On August 27, 2014, the final balance of SPA#3 totaling $6,150, including $5,550 of the remaining balance of the original note entered into on January 30, 2014 and $600 in accrued interest, was retired by the issuance of 25,625,000 common shares at a deemed price of $0.00024.

As a result of the application of ASC No. 815 in period ended September 30, 2014 and issued date of October 22, 2013, January 2, 2014 and February 18, 2014; the fair value of the conversion feature is summarized as follows:

	SPA #1	SPA #2	SPA #3	Total
Derivative liabilities, issued date	$35,500	$22,130	$15,760	$73,390
Fair value mark to market adjustment	(1,404)	(1,015)	(110)	(2,529)
Change in value due to conversion	(34,096)	(21,115)	(15,650)	(70,861)
Derivative liabilities, September 30, 2014	$-	$-	$-	$-

The Company recorded the debt discount in the amount of $35,500, $22,130 and $15,000 for each SPA as of issued date.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(iii)	Asher Enterprises, Inc. (continued)

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2014, converted date and commitment date (October 22, 2013, January 2, 2014 and February 18, 2014):

	Commitment Date	Conversion Date
Expected dividends	0	0
Expected volatility	259.49 ~ 293.96%	262.35~292.31%
Expect term	0.33 ~ 0.72 years	0.07~0.22 years
Risk free interest rate	0.04 ~ 0.10%	0.02~0.07%

Amortization of the discount over the fiscal year ended September 30, 2014 were $57,327 (September 30, 2013 - $nil), which amount has been recorded as interest expense and is reflected on the Company’s balance sheet as Convertible Note Liabilities, Net.  The unamortized discount of $15,303 associated with SPA#1, SPA#2 and  SPA#3 was recorded in additional paid in capital due the note was converted into shares during the fiscal year ended September 30, 2014.

	September 30, 2014	Issue Date
Convertible Promissory Note – face value, due on June 20, 2014	$37,500	$37,500
Convertible Promissory Note – face value, due on September 20, 2014	22,500	22,500
Convertible Promissory Note – face value, due on November 2, 2014	15,000	15,000
Total convertible promissory note – face value	75,000	75,000
Shares issued under conversion	(75,000)	-
Less: Debt discount	-	(72,630)
	-	2,370

Interest expenses:

	For the fiscal year ended
	September 30, 2014	September 30, 2013
Amortization of debt discount	$57,327	$-
Interest at contractual rate	3,000	-
Totals	$60,327	$-

(iv)	Investor Growth LLC (“IG”)

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

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(iv)	Investor Growth LLC (“IG”) (continued)

On July12, 2014, the Company entered into a 5% convertible promissory note with Investor Growth LLC (“IG”) pursuant to which the Company received $5,000 as a loan from IG. The Note earns simple interest accruing at five percent (5%) per annum and due and payable no later than January 12, 2015 (“Maturity Date”). At any such date as IG may desire on or after the Maturity Date of this Note, any unpaid indebtedness shall be convertible into common shares of the Company at a price per share of $0.0003.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the dates of grant to be $8,000 and $5,000,  respectively, on the notes. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the fiscal year ended September 30, 2014 was $8,344, which amount has been recorded as interest expense.

Interest expenses:
	For the fiscal year ended
	September 30, 2014	September 30, 2013
Amortization of debt discount	$8,344	$-
Interest at contractual rate	213	-
Totals	$8,557	$-

(v)	Derivative liabilities from exceed authorized shares of common stock

As of September 30, 2014 given the fact that the Company currently has only 900,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 176,799,100 shares (December 31, 2013 – zero shares) if all of the financial instruments described in notes above are exercised or converted into shares of common stock. At September 30, 2014, 176,799,100 of these shares were in excess of the authorized shares and were accounted for as a derivative liability. The fair value of these 176,799,100 common shares was determined to be $335,918 ($nil as to zero shares as of December 31, 2013) using the closing price of the Company’s common stock. Details of the derivative liability are provided below:

Balance at September 30, 2013	-
Derivative liabilities due to the tainting of convertible notes	118,468
September 30, 2014 loss on change in fair value	217,450
Balance at September 30, 2014	335,918

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

 SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

7. RELATED PARTY TRANSACTIONS (continued)

During the fiscal year ended September 30, 2014, Mr. Michael Jacob Cooper Smith invoiced the Company for his services in the amount of $30,000. In addition, he received bonus in the amount of $3,500 during the three month period ended December 31, 2013. The Company paid $31,408 in cash, leaving $4,592 on the balance sheets as accounts payable – related party (September 30, 2013 - $2,500)

8. WARRANTS

An aggregate of 1,200,000 warrants were issued and outstanding as at September 30, 2014 and September 30, 2013 as required under the terms of a series of Securities Purchase Agreements discussed above in Note 5(i).  The warrants are exercisable for a period of three years from the date of issue, exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of the Company’s common stock for the thirty (30) trading days immediately preceding the exercise date.

The fair value of the 1,200,000 warrants totaling $61,245 was recorded as a discount on the convertible notes payable upon issuance. This value was calculated using the Black-Scholes model. The key inputs for the calculation are shown below:

Stock Price on Measurement Date	$	0.0068 ~ 0.135
Exercise Price of Warrants	$	0.0051 ~ 0.101
Term of Warrants (years)		3.00
Computed Volatility		125.84% ~ 147.91%
Annual Dividends		0.00%
Discount Rate		0.33 ~ 0.49%

A summary of the Company’s warrants as of September 30, 2014 and September 30, 2013 as follows:

	September 30, 2014		September 30, 2013
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding at the beginning of the period	1,200,000	$0.060	962,500	$0.069
Granted	-		237,500	0.024
Exercised	-		-	-
Cancelled	-		-	-
Outstanding at the end of the period	1,200,000	$0.060	1,200,000	$0.060
Vested and exercisable at the end of period	1,200,000		1,200,000
Weighted average fair value per share of warrants granted during the period		$0.060		$0.060

The following table summarizes information regarding stock purchase warrants outstanding at September 30, 2014:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.00563-0.10	1,200,000	0.52	$0.060	1,200,000	0.77	$0.060

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

8. WARRANTS (continued)

As at September 30, 2014, the Company had the following warrants outstanding:

Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at September 30, 2013	Issued	Exercised	Expired	Outstanding at September 30, 2014
$0.075	November 4, 2014	0.10	250,000	-	-	-	250,000
$0.075	November 4, 2014	0.10	250,000	-	-	-	250,000
$0.101	February 3, 2015	0.35	177,083	-	-	-	177,083
$0.041	March 8, 2015	0.44	72,917	-	-	-	72,917
$0.052	May 11, 2015	0.61	62,500	-	-	-	62,500
$0.03	June 19, 2015	0.72	62,500	-	-	-	62,500
$0.03	September 11, 2015	0.95	87,500	-	-	-	87,500
$0.064	October 19, 2015	1.05	37,500	-	-	-	37,500
$0.056	October 26, 2015	1.07	37,500	-	-	-	37,500
$.008	February 15, 2016	1.38	125,000	-	-	-	125,000
$0.005	May 30, 2016	1.67	37,500	-	-	-	37,500
		0.52	1,200,000	-	-	-	1,200,000

9.  INCOME TAXES

The Company has losses carried forward for income tax purposes at September 30, 2014. There are no current or deferred tax expenses for the current period ended September 30, 2014 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

	September 30, 2014	September 30, 2013
Net operating loss carry forward	1,398,578	960,853
Effective Tax Rate	35%	35%
Deferred Tax Assets	489,500	336,200
Less: Valuation Allowance	(489,500)	(336,200)
Net deferred tax asset	$0	$0

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

9.  INCOME TAXES (continued)

The valuation allowance for deferred tax assets as of September 30, 2014 and September 30, 2013 was $489,500 and $336,200 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2014 and September 30, 2013, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at September 30, 2014 and September 30, 2013:

	September 30, 2014	September 30, 2013
Federal statutory tax rate	(35.0)%	(35.0)%
Permanent difference and other	35.0%	35.0%
Effective tax rate	-%	-%

The net federal operating loss carry forward will expire between 2030 and 2034. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.  All income tax years from fiscal year ended September 30, 2011 to current are open to examination by the taxing authorities.

10. SUBSEQUENT EVENTS

Subsequent to September 30, 2014 the Company received Conversion Notices from a note holder that acquired a total of $30,000 in convertible loans from Craigstone Ltd. The conversion notices, each for a total of $10,000 in principal, provide for the issuance of 14,814,815 shares at $0.00067 on October 7, 2014, 16,666,667 shares at $0.00060 on November 25, 2014 and 17,857,143 shares at $0.00056 on December 21, 2014 respectively.

The Company has evaluated subsequent events from the balance sheet date through December 29, 2014, and determined that there were no other events to disclose.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended September 30, 2014 and 2013, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2014, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of September 30, 2013, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2014:

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

Management's Remediation Initiatives

As of September 30, 2014, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended September 30, 2014, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Michael Jacob Cooper Smith	32	CEO, CFO, President, Treasurer, Secretary, & Director	September 13, 2013

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

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Identification of Significant Employees

We have no significant employees other than Mr. Michael Jacob Cooper Smith, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending September 30, 2014, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Michael Cooper Smith	Sole officer and Director	Late/1	n/a	n/a

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to our executive officers during the fiscal period ended September 30, 2014 and 2013 are set out in the summary compensation table below:

SUMMARY COMPENSATION TABLE
Name	Fiscal Year Ended September 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)(3)
Michael Cooper Smith, President, CEO, CFO, Treasurer, Secretary and Director (1)	2014 2013	30,000 -0-	3,500 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- 2,500	33,500 2,500
Michel Plante, President, CEO, CFO, Treasurer, Secretary and Director (2)	2013	-0-	-0-	-0-	-0-	-0-	-0-	30,000	30,000
(1) On September 13, 2013, Mr. Michael Cooper Smith was appointed as the Company’s sole officer and director.
(2) On September 13, 2013, Mr. Plante resigned as the Company’s sole officer and director.
(3) During fiscal 2014, the Company paid $31,408 in cash, leaving $4,592 on the balance sheets as accounts payable – related party (September 30, 2013 - $2,500)

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended September 30, 2014.

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

Employment Agreements

The Company does not have any employees save its principal executive officer who is employed as an independent consultant.

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

On September 30, 2013, the Company entered a three-year employment agreement with Mr. Michael Jacob Cooper Smith. Under the terms of the agreement, Mr. Smith is to receive $30,000 per annum, paid monthly.  The amount of base salary may be increased from time to time by the Board of Directors of the Company. Mr. Smith shall be eligible for periodic bonus in amounts to be determined by the Board of Directors. During the fiscal year ended September 30, 2013, the Company accrued $2,500 in management fees.  During fiscal 2014 the Company paid $31,408 in cash, leaving $4,592 on the balance sheets as accounts payable – related party.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of December 22, 2014, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
5% Stockholders
Common Stock	Redoma Investments Inc. 12 Baymen Ave and Calle Al Mar Belize City, Belize(1)	200,000,000 shares held directly	36.56%
Officers and Directors
Common Stock	Michael Cooper Smith	-0-	-0-
All Officers and Directors as a Group		-0-	-0-
(1) Michel Plante is the sole director and officer of Redoma Investments Inc.
(2) Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of December 22, 2014 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 547,029,250 shares of common stock outstanding as of December 22, 2014.

Changes in Control

Not Applicable

Securities authorized for issuance under equity compensation plans.

None

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company entered into a management consulting agreement with the Company’s then sole director and officer, Michel Plante, commencing October 1, 2011. Under the terms of the agreement, payments of $2,500 a month, are payable on the 1st of each month.  During the fiscal year ended September 30, 2013, the Company accrued $30,000 and paid a total of $22,500 with $7,500 remaining due and payable.  Mr. Plante resigned as an officer and director on September 13, 2013. Concurrently Mr. Michael Jacob Cooper Smith was appointed sole officer and director.

On September 30, 2013, the Company entered a three-year employment agreement with Mr. Michael Jacob Cooper Smith. Under the terms of the agreement, the Company shall pay Mr. Smith a base salary of $30,000 per annum, paid monthly.  The amount of base salary may be increased from time to time by the Board of Directors of the Company. Mr. Smith shall be eligible for periodic bonus in amounts to be determined by the Board of Directors. During the fiscal year ended September 30, 2013, the Company accrued $2,500 in management fees.  During fiscal 2014, the Company paid $31,408 in cash, leaving $4,592 on the balance sheets as accounts payable – related party.

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

On March 15, 2013 the relationship between our Company and the firm of Borgers & Cutler CPA’s PLLC (“B&C”), changed due to the dissolution of B&C. B&C had audited our financial statements for the fiscal year ended, September 30, 2012, and reviewed our financial statements for the related interim periods.  In addition, effective March 15, 2013, we approved the appointment of BF Borgers CPA PC (“Borgers PC”), as the Company’s independent registered public accountant, to audit our financial statement for our fiscal year ending September 30, 2013.

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the fiscal years ended September 30, 2014 and 2013:

Services	2014 $	2013 $
Audit fees	10,908	9,400
Audit related fees	-0-	-0-
Tax fees	800	-0-
Total fees	11,708	9,400

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:
Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Certificate of Change	Filed with the SEC on November 7, 2012 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.01	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated November 4, 2012	Filed with the SEC on November 15, 2012 as part of our Current Report on Form 8-K.
10.02	Option Agreement by and between between Solo International, Inc. and 9228-6202 Quebec Inc., dated November 15, 2012	Filed with the SEC on November 23, 2012 as part of our Current Report on Form 8-K
10.03	Amended Option Agreement by and between 9252-4768 Quebec Inc. and 9228-6202 Quebec Inc. dated December 20, 2012	Filed with the SEC on January 3, 2013 as part of our Amended Current Report on Form 8-K/A.
10.04	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated January 10, 2013	Filed with the SEC on January 12, 2013 as part of our Current Report on Form 8-K.
10.05	Employment agreement between the Company and Michael Jacob Cooper Smith dated September 30, 2013	Filed with the SEC on December 30, 2013 as part of our annual report on Form 10-K
10.06	Securities Purchase Agreement with Asher Enterprises Inc. dated September 18, 2013	Filed with the SEC on December 30, 2013 as part of our annual report on Form 10-K
10.07	Securities Purchase Agreement with Asher Enterprises Inc. dated December 18, 2013	Filed with the SEC on December 30, 2013 as part of our annual report on Form 10-K
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	To be filed by amendment
101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by amendment
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by amendment
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	To be filed by amendment
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by amendment
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by amendment
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

SOLO INTERNATIONAL, INC.

Date:	December 30, 2014	By:	/s/ Michael Jacob Cooper Smith
		Name:	Michael Jacob Cooper Smith
		Title:	President, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 30, 2014	By:	/s/ Michael Jacob Cooper Smith
		Name:	Michael Jacob Cooper Smith
		Title:	President, Secretary Treasurer, Director (Principal Executive, Financial and Accounting Officer)