Form 10-Q
period 2014-12-31
Solo International, Inc
filed 2015-02-23
CIK 1501845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

(888) 612-9246
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

As of February 20, 2015, there were 547,029,250 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLO INTERNATIONAL, INC.
Consolidated Financial Statements
(Expressed in US dollars)
December 31, 2014

SOLO INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014 (unaudited)	September 30, 2014 (audited)
ASSETS
Current
Cash	$104	$20
Prepaid expense	813	882
Total Current Assets	917	902
Total Assets	$917	$902

LIABILTIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued liabilities	$186,405	$164,763
Accounts payable and accrued liabilities, related party	4,472	4,592
Advances from related parties	6,417	6,417
Convertible promissory notes, net (Note 5)	485,341	507,344
Derivate liabilities	289,851	335,918
Total Current Liabilities	972,486	1,019,034

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock: 900,000,000 shares authorized, at $0.001 par value 547,029,250 and 497,690,625 shares issued and outstanding as at December 31, 2014 and September 30, 2014, respectively	547,029	497,691
Capital in excess of par value	(172,447)	(117,245)
Accumulated Deficit	(1,346,151)	(1,398,578)
Total Stockholders’ Equity (Deficiency)	(971,569)	(1,018,132)
Total Liabilities and Stockholders’ Equity (Deficiency)	$917	$902

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month periods ended December 31, 2014 and 2013
(unaudited)

	Three Months Ended December 31,
	2014	2013

REVENUE	$-	$-

EXPENSES
Professional fees	11,818	19,222
Management fees	7,500	11,000
Other general and administrative expenses	5,124	8,939
OPERATING LOSS	(24,442)	(39,161)

OTHER INCOME (EXPENSES)
Derivate income (expenses)	96,531	-
Interest expenses	(19,662)	(30,810)

NET LOSS	52,427	(69,971)

Basic and diluted loss per share	$(0.00)*	$(0.00)*

Weighted average number of shares outstanding, basic and diluted	331,134,589	288,000,000

*	Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three month periods ended December 31, 2014 and 2013
(unaudited)

	Three Months Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$52,427	$(69,971)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Change in fair value of derivative liabilities	(96,531)	-
Interest expense-Amortization of discount on convertible promissory notes	7,097	17,254
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	69	3
Increase (decrease) in accounts payable and accrued liabilities	21,522	15,800
Net cash provided by (used) in operating activities	(15,416)	(36,914)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	15,500	37,500
Net cash provided by financing activities	15,500	37,500

Increase (decrease) in cash during the period	84	586
Cash, beginning of period	20	-
Cash, end of period	$104	$586

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Non-cash transactions:
Shares issued for convertible notes	$30,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(unaudited)

1. ORGANIZATION

SOLO INTERNATIONAL, INC. was founded in the State of Nevada on April 30, 2010 as a Poland based corporation intending to provide services in interior architectural design in Poland. During October 2011 as a result of a change in management and control, the Company determined not to pursue its operations in Poland and determined to enter into the mining business in the Province of Quebec and incorporated a wholly-owned Quebec subsidiary, 9252-4768 Quebec Inc.

The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable, however additional exploratory efforts are planned to be undertaken.

Since Inception (April 30, 2010) through December 31, 2014, the Company has not generated any revenue and has an accumulated deficit of $1,346,151.

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

Going Concern
The consolidated financial statements have been prepared on a going concern basis that assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,346,151 as of December 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Cash and Cash equivalents
For purposes of Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of six months or less to be cash equivalents.

Foreign Currency Translation
The Company's functional currency and its reporting currency is the United States dollar.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company had the following potential common stock equivalents at December 31, 2014:

Warrants	700,000
Convertible Notes (Note 6(i))	525,556,601
Convertible Notes (Note 6(ii))	62,715,585
Convertible Notes (Note 6 (iii))	45,166,667
Convertible Notes (Note 6(iv))	30,000,000
Total	664,138,852
Since the Company reflected a net loss in the period ended December 31, 2014 and 2013, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments (continued)

The following are the major categories of liabilities measured at fair value on a recurring basis as of December 31, 2014 and September 30, 2014, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

		December 31, 2014	September 30, 2014
Derivative liabilities	Level 3	$300,021	$335,918

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 31, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

4. MINERAL PROPERTY

Through its wholly-owned Quebec subsidiary, 9252-4768 Quebec Inc., the Company has acquired a 100% right, title and interest in and to certain mineral claims located in Portland Township, Outaouais, Quebec subject to a royalty reserved to the Optionor.

During the fiscal year ended September 30, 2014 and 2013, the Company expended $0 and $17,630 on exploration, respectively.  The claims remains in good standing until November 28, 2015.  The Company has not expended any further amounts on the claims during the most recently completed three months ended December 31, 2014.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(unaudited)

5. COMMON STOCK

The authorized capital of the Company is 900,000,000 common shares with a par value of $ 0.001 per share.

During the three month period ended December 31, 2014 the Company received Conversion Notices from a note holder that acquired a total of $30,000 in convertible loans from Craigstone Ltd. (ref: Note 6) The conversion notices, each for a total of $10,000 in principal, provide for the issuance of 14,814,815 shares at $0.00067 on October 7, 2014, 16,666,667 shares at $0.00060 on November 25, 2014 and 17,857,143 shares at $0.00056 on December 21, 2014 respectively.

As of December 31, 2014, 547,029,250 shares of common stock were issued and outstanding.

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
December 31, 2014
(unaudited)

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(i)	Craigstone Ltd. (“Craigstone”) (continued)

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the dates of grant to be $215,439 on the notes, and $60,439 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount was $nil for the three months ended December 31, 2014 (December 31, 2013 - $2,335), which amount has been recorded as interest expense.

	December 31, 2014	September 30, 2014	Issue Date
Convertible Promissory Note – face value, due on March 31, 2015	$100,000	$100,000	$100,000
Convertible Promissory Note – face value, due on November 4, 2014	115,000	115,000	115,000
Convertible Promissory Note – face value, due on March 31, 2015	85,000	85,000	85,000
Convertible Promissory Note – face value, due on March 31, 2015	35,000	35,000	35,000
Convertible Promissory Note – face value, due on May 11, 2014	25,000	25,000	25,000
Convertible Promissory Note – face value, due on June 19, 2014	25,000	25,000	25,000
Convertible Promissory Note – face value, due on March 31, 2015	35,000	35,000	35,000
Convertible Promissory Note – face value, due on March 31, 2015	15,000	15,000	15,000
Convertible Promissory Note – face value, due on March 31, 2015	15,000	15,000	15,000
Convertible Promissory Note – face value, due on May 30, 2014	15,000	15,000	15,000

Note value converted to shares	(46,000)	(16,000)
Total convertible promissory note – face value	419,000	449,000	465,000
Less: beneficial conversion feature	-	-	(215,439)
Warrant discount	-	-	(60,439)
	$419,000	$449,000	$189,122

Interest expenses:

	For the three months ended
	December 31, 2014	December 31, 2013
Amortization of debt discount	$-	$2,335
Interest at contractual rate	10,986	11,720
Totals	$10,986	$14,055

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

During the three month period ended December 31, 2014 the Company received Conversion Notices from a note holder that acquired a total of $30,000 in convertible loans from Craigstone Ltd. The conversion notices, each for a total of $10,000 in principal, provide for the issuance of 14,814,815 shares at $0.00067 on October 7, 2014, 16,666,667 shares at $0.00060 on November 25, 2014 and 17,857,143 shares at $0.00056 on December 21, 2014 respectively.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
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

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $17,473 on the note, and $806 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the fiscal year ended December 31, 2014 was $nil (December 31, 2013 - $4,608), which amount has been recorded as interest expense.

	December 31, 2014	September 30, 2014	Issue Date
Convertible Promissory Note – face value, due on February 15, 2014	$50,000	$50,000	$50,000
Total convertible promissory note – face value	50,000	50,000	50,000
Less: beneficial conversion feature	-	-	(17,473)
Warrant discount	-	-	(806)
	50,000	50,000	31,721

Interest expenses:
	For the three months ended
	December 31, 2014	December 31, 2013
Amortization of debt discount	$-	$4,608
Interest at contractual rate	1,260	1,260
Totals	$1,260	$5,868

Presently the Company and Adams Ale are in negotiation to extend the repayment terms of the aforementioned note which is currently due and payable.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(unaudited)

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(iii)	Investor Growth LLC (“IG”)

On May 11, 2014, the Company entered into 5% convertible promissory note with Investor Growth LLC (“IG”) pursuant to which the Company received $8,000 as a loan from IG. The Note earns simple interest accruing at five percent (5%) per annum and is due and payable no later than November 11, 2014 (“Maturity Date”). Any amount of principal or interest on the Note which is not paid when due shall bear interest at the rate of twelve percent (12%) per annum from the due date thereof until the same is paid (“Default Interest”). At any such date as IG may desire on or after the Maturity Date of this Note, any unpaid indebtedness shall be convertible into common shares of the Company at a price per share of $0.0005.

On July12, 2014, the Company entered into a 5% convertible promissory note with Investor Growth LLC (“IG”) pursuant to which the Company received $5,000 as a loan from IG. The Note earns simple interest accruing at five percent (5%) per annum and due and payable no later than January 12, 2015 (“Maturity Date”). Any amount of principal or interest on the Note which is not paid when due shall bear Default Interest from the due date thereof until the same is paid. At any such date as IG may desire on or after the Maturity Date of this Note, any unpaid indebtedness shall be convertible into common shares of the Company at a price per share of $0.0003.

On October 14, 2014, the Company entered into a 5% convertible promissory note with Investor Growth LLC (“IG”) pursuant to which the Company received $5,000 as a loan from IG. The Note earns simple interest accruing at five percent (5%) per annum and due and payable no later than April 14, 2015 (“Maturity Date”). Any amount of principal or interest on the Note which is not paid when due shall bear Default Interest from the due date thereof until the same is paid. At any such date as IG may desire on or after the Maturity Date of this Note, any unpaid indebtedness shall be convertible into common shares of the Company at a price per share of $0.0004.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the dates of grant to be $8,000, $5,000 and $5,000, respectively, on the notes. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the three months ended December 31, 2014 was $6,461 (December 31, 2013 - $nil), which amount has been recorded as interest expense.

Interest expenses:

	For the three months ended
	December 31, 2014	December 31, 2013
Amortization of debt discount	$6,461	$-
Interest at contractual rate	302	-
Totals	$6,763	$-

(iv)	Level Up Investments, LLC. (“LUI LLC”)

On December 15, 2014 and on December 29, 2014, we raised $7,500 and $3,000, respectively, through a private offering of a convertible promissory notes. Under the terms of the Notes, interest shall accrue at 5% per annum until June 15, 2015 and June 29, 2015, respectively (the “Maturity Date”), at which time, unless converted, all principal and accrued interest shall be due and payable.  Any amount of principal or interest on the Notes which is not paid when due shall bear Default Interest from the due date thereof until the same is paid. Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(unaudited)

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(iv)	Level Up Investments, LLC. (“LUI LLC”) (continued)

The holder shall have the right to convert the Notes at any such date as LUI LLC may desire on or after the Maturity Date of this Note, any unpaid indebtedness shall be convertible into common shares of the Company at a price per share equal to 50% of the lowest posted trade price of SLIO within the last 20 trading sessions.

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

As a result of the application of ASC No. 815 in period ended December 31, 2014 and issued date of December 15, 2014 and December 29, 2014; the fair value of the conversion feature is summarized as follows:

	December 15, 2014 NOTE	December 29, 2014 NOTE	Total

Derivative liabilities, issued date	$6,800	$2,800	$9,600
Fair value mark to market adjustment	200	-	200
Derivative liabilities, December 31, 2014	$7,000	$2,800	$9,800

The Company recorded the debt discount in the amount of $6,800, and $2,800 for each note as of issued date.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2014 and commitment date:

	Commitment Date	Revaluation Date
Expected dividends	0	0
Expected volatility	213.28 ~ 231.52%	231.52%
Expect term	0.50 years	0.45~0.50 years
Risk free interest rate	0.08 ~ 0.12%	0.12%

Amortization of the discount over the three months ended December 31, 2014 were $636 (December 31, 2013 - $nil), which amount has been recorded as interest expense and is reflected on the Company’s balance sheet as Convertible Note Liabilities, Net.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(unaudited)

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(iv)	Level Up Investments, LLC. (“LUI LLC”) (continued)

	September 30, 2014	Issue Date
Convertible Promissory Note – face value, due on June 15, 2015	$7,500	$7,500
Convertible Promissory Note – face value, due on June 29, 2015	3,000	3,000
Total convertible promissory note – face value	10,500	10,500
Less: Debt discount	(8,964)	(9,600)
	1,536	900

Interest expenses:

	Three months ended December 31, 2014
	2014	2013
Amortization of debt discount	$636	$-
Interest at contractual rate	17	-
Totals	$653	$-

(v)	Derivative liabilities from exceed authorized shares of common stock

As of December 31, 2014 given the fact that the Company currently has only 900,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 311,168,102 shares (September 30, 2014 – 176,799,100 shares) if all of the financial instruments described in notes above are exercised or converted into shares of common stock. At December 31, 2014, 311,168,102 of these shares were in excess of the authorized shares and were accounted for as a derivative liability. The fair value of these 311,168,102 common shares was determined to be $280,051 ($335,918 as to 176,799,100 shares as of September 30, 2014) using the closing price of the Company’s common stock. Details of the derivative liability are provided below:

Balance at September 30, 2014	$335,918
Derivative liabilities due to the tainting of convertible notes	40,864
(Gain) on change in fair value	(96,731)
Balance at December 31, 2014	$280,051

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

During the three month period ended December 31, 2014, Mr. Michael Jacob Cooper Smith invoiced the Company for his services in the amount of $7,500. The Company paid $7,620 in cash, leaving $4,472 on the balance sheets as accounts payable – related party (September 30, 2014 - $4,592).

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(unaudited)

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

The fair value of the 1,200,000 warrants totaling $61,245 was recorded as a discount on the convertible notes payable upon issuance. This value was calculated using the Black-Scholes model. The key inputs for the calculation are shown below:

Stock Price on Measurement Date	$0.0068 ~ 0.135
Exercise Price of Warrants	$0.0051 ~ 0.101
Term of Warrants (years)	3.00
Computed Volatility	125.84% ~ 147.91%
Annual Dividends	0.00%
Discount Rate	0.33 ~ 0.49%

A summary of the Company’s warrants as of December 31, 2014 and September 30, 2014 as follows:

	December 31, 2014		September 30, 2014
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding at the beginning of the period	1,200,000	$0.060	1,200,000	$0.060
Granted	-		-
Exercised	-		-
Expired	(500,000)	0.075
Cancelled	-		-
Outstanding at the end of the period	700,000	$0.049	1,200,000	$0.060
Vested and exercisable at the end of period	700,000		1,200,000
Weighted average fair value per share of warrants granted during the period		$0.049		$0.060

The following table summarizes information regarding stock purchase warrants outstanding at December 31, 2014:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.005-0.10	700,000	0.57	$0.049	700,000	0.57	$0.049

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(unaudited)

8. WARRANTS (continued)

As at December 31, 2014, the Company had the following warrants outstanding:

Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at September 30, 2014	Issued	Exercised	Expired	Outstanding at December 31, 2014
$0.075	November 4, 2014	0.10	250,000	-	-	250,000	-
$0.075	November 4, 2014	0.10	250,000	-	-	250,000	-
$0.101	February 3, 2015	0.09	177,083	-	-	-	177,083
$0.041	March 8, 2015	0.18	72,917	-	-	-	72,917
$0.052	May 11, 2015	0.36	62,500	-	-	-	62,500
$0.03	June 19, 2015	0.47	62,500	-	-	-	62,500
$0.03	September 11, 2015	0.70	87,500	-	-	-	87,500
$0.064	October 19, 2015	0.80	37,500	-	-	-	37,500
$0.056	October 26, 2015	0.82	37,500	-	-	-	37,500
$.008	February 15, 2016	1.13	125,000	-	-	-	125,000
$0.005	May 30, 2016	1.41	37,500	-	-	-	37,500
		0.57	1,200,000	-	-	-	700,000

9.  INCOME TAXES

The Company has losses carried forward for income tax purposes at December 31, 2014. There are no current or deferred tax expenses for the current period ended December 31, 2014 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

	December 31, 2014	December 31, 2013
Net operating loss carry forward	1,346,151	1,030,824
Effective Tax Rate	35%	35%
Deferred Tax Assets	471,100	360,788
Less: Valuation Allowance	(471,100)	(360,788)
Net deferred tax asset	$0	$0

The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $471,100 and $360,788 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(unaudited)

9.  INCOME TAXES (continued)

As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2014 and 2013, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Federal statutory tax rate	(35.0)%	(35.0)%
Permanent difference and other	35.0%	35.0%
Effective tax rate	-%	-%

The net federal operating loss carry forward will expire between 2030 and 2034. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.  All income tax years from fiscal year ended September 30, 2011 to current are open to examination by the taxing authorities.

10. SUBSEQUENT EVENTS

Subsequent to December 31, 2014 a further 177,083 share purchase warrants expired unexercised.

The Company has evaluated subsequent events from the balance sheet date through February 15, 2015, and determined that there were no other events to disclose.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2014 $	September 30, 2014 $
Current Assets	917	902
Current Liabilities	972,486	1,019,034
Working Capital (Deficit)	(971,569)	(1,018,132)

Cash Flows

	December 31, 2014 $	December 31, 2013 $
Cash Flows from (used in) Operating Activities	(15,416)	(36,914)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	15,500	37,500
Net Increase (decrease) in Cash During Period	104	586

Operating Revenues

Operating revenues for the periods ended December 31, 2014 and 2013 were $0.

Operating Expenses and Net Loss

Comparison of three month periods ended December 31, 2014 and 2013

Operating and other expenses for the three month period ended December 31, 2014 totaled $24,442 and are comprised of $11,818 in professional fees, $7,500 in fees paid under a related party management contract, and $5,124 in other general and administrative expenses.   In addition the Company recorded $19,662 as interest expenses, $7,097 of which was from the amortization of debt discount from convertible notes, and recorded $96,531 in derivate income as a result in the change in valuation of certain financial instruments.

During the prior comparative period, operating and other expenses for the three months ended December 31, 2013 totaled $39,161 and are comprised of $19,222 in professional fees, $11,000 in fees paid under a related party management contract and $8,939 in other general and administrative expenses.   In addition the Company recorded $30,810 as interest expenses, $6,943 of which was the amortization of the debt discount from the beneficial conversion features and warrant discount resulting from convertible promissory notes and $10,311 from the amortization of debt discount from convertible notes.

Net income for the period ended December 31, 2014 was $52,427 as compared to net loss of $69,971 for the three month period ended December 31, 2013.  The decrease in operating expenses is due to the decrease in other general and administrative expenses from $8,939 (December 31, 2013) to $5,124 (December 31, 2014), as well as the decrease in professional fees from $19,222 (December 31, 2013) to $11,818 (December 31, 2014).  In addition during the current three month period the Company recorded a gain of $96,531 in derivate income (2013 - $Nil) as a result in the change in valuation of certain financial instruments which resulted in the Company reporting net income for the three month period.

Liquidity and Capital Resources

As at December 31, 2014, the Company had total assets of $917 compared to $902 as at September 30, 2014.

As at December 31, 2014, the Company had total liabilities of $972,486 as compared with total liabilities of $1,019,034 as at September 30, 2014. The decrease in total liabilities was mainly due to a decrease in derivative liabilities in respect of the Company’s convertible notes, combined with the settlement of $30,000 in principal by way of conversion to shares of common stock.  Accounts payable and accrued liabilities also increased from $164,763 as at September 30, 2014 to $186,405 at December 31, 2014 as the Company was unable to raise sufficient funds to meet its obligations as they became due.

As at December 31, 2014, the Company had a working capital deficit of $971,569 compared with a working capital deficit of $1,018,132 as at September 30, 2014.  The decrease in working capital deficit is mainly attributable to the decrease in current liabilities as a result of the financing activities of the Company by way of convertible loans, and the Company’s expenditures for operations.

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

Cash flow from Operating Activities

During the three month period ended December 31, 2014, the Company used $15,416 for operating activities compared to the use of $36,914 for operating activities during the period ended December 31, 2013. The decrease in net cash used in operating activities is attributed to the Company’s inability to raise sufficient funds to allow it to maintain and grow its operations.  Non-cash items include a substantial reduction to the amortization of the debt discount recorded in the current period of $7,097 as compared to $17,254 in the three months ended December 31, 2013, which accounts for the most substantial change in cash flows from operating activities.

Cash flow from Investing Activities

During the three month period ended December 31, 2014 and December 31, 2013 the Company has expended no cash on investing activities.

Cash flow from Financing Activities

During the three month period ended December 31, 2014, the Company received $15,500 cash from financing activities by way of notes payable compared to $37,500 cash from notes payable for the three month period ended December 31, 2013.

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

Recently Issued Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment as of the interim period ended June 30 2014.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on December 31, 2014 for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended December 31, 2014 the Company received Conversion Notices from a note holder that acquired a total of $30,000 in convertible loans from Craigstone Ltd. (ref: Note 6 to the financial statements included herein) The conversion notices, each for a total of $10,000 in principal, provide for the issuance of 14,814,815 shares at $0.00067 on October 7, 2014, 16,666,667 shares at $0.00060 on November 25, 2014 and 17,857,143 shares at $0.00056 on December 21, 2014 respectively.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.      EXHIBITS

Exhibits:

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Certificate of Change	Filed with the SEC on November 7, 2012 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.01	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated November 4, 2012	Filed with the SEC on November 15, 2012 as part of our Current Report on Form 8-K.
10.02	Option Agreement by and between Solo International, Inc. and 9228-6202 Quebec Inc., dated November 15, 2012	Filed with the SEC on November 23, 2012 as part of our Current Report on Form 8-K
10.03	Amended Option Agreement by and between 9252-4768 Quebec Inc. and 9228-6202 Quebec Inc. dated December 20, 2012	Filed with the SEC on January 3, 2013 as part of our Amended Current Report on Form 8-K/A.
10.04	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated January 10, 2013	Filed with the SEC on January 12, 2013 as part of our Current Report on Form 8-K.
10.05	Employment agreement between the Company and Michael Jacob Cooper Smith dated September 30, 2013	Filed with the SEC on December 30, 2013 as part of our annual report on Form 10-K
10.06	Securities Purchase Agreement with Asher Enterprises Inc. dated September 18, 2013	Filed with the SEC on December 30, 2013 as part of our annual report on Form 10-K
10.07	Securities Purchase Agreement with Asher Enterprises Inc. dated December 18, 2013	Filed with the SEC on December 30, 2013 as part of our annual report on Form 10-K
10.08	October 14, 2014 Convertible Promissory Note between the Company and Investor Growth LLC	Filed herewith.
10.09	December 15, 2014 Convertible Promissory Note between the Company and Level Up Investments LLC	Filed herewith.
10.10	December 29, 2014 Convertible Promissory Note between the Company and Level Up Investments LLC	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	To be filed by amendment
101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by amendment
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by amendment
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	To be filed by amendment
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by amendment
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLO INTERNATIONAL, INC.

Date: February 23, 2015	By:	/s/Michael Cooper Smith
	Name:	Michael Cooper Smith
	Title:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)