Form 10-Q
period 2015-03-31
Solo International, Inc
filed 2015-05-15
CIK 1501845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 14, 2015, there were 592,229,148 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

SOLO INTERNATIONAL, INC.
Consolidated Financial Statements
(Expressed in US dollars)
March 31, 2015

SOLO INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (unaudited)	September 30, 2014 (audited)
ASSETS
Current
Cash	$14	$20
Prepaid expense	766	882
Total Current Assets	780	902
Total Assets	$780	$902

LIABILTIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued liabilities	$199,229	$164,763
Accounts payable and accrued liabilities, related party	11,172	4,592
Advances from related parties	6,417	6,417
Convertible promissory notes, net (Note 5)	484,047	507,344
Derivate liabilities	368,785	335,918
Total Current Liabilities	1,069,650	1,019,034

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock: 900,000,000 shares authorized, at $0.001 par value 547,029,250 and 570,838,774 shares issued and outstanding as at March 31, 2015 and September 30, 2014, respectively	570,839	497,691
Capital in excess of par value	(203,132)	(117,245)
Accumulated Deficit	(1,436,577)	(1,398,578)
Total Stockholders’ Equity (Deficiency)	(1,068,870)	(1,018,132)
Total Liabilities and Stockholders’ Equity (Deficiency)	$780	$902

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the six month periods ended March 31, 2015 and 2014
(unaudited)

	Three months ended March 31,			Six months ended March 31,
	2015		2014	2015		2014

REVENUE	$		$-	$		$-

EXPENSES
Professional fees		3,448	11,738		15,266	30,960
Management fees		10,500	7,500		18,000	18,500
Other general and administrative expenses		1,149	2,338		6,273	11,277
OPERATING LOSS		(15,097)	(21,576)		(39,539)	(60,737)

OTHER INCOME (EXPENSES)
Change in fair value of derivative liabilities		(53,659)	2,440		42,872	2,440
Interest expenses		(21,670)	(40,628)		(41,332)	(71,438)

NET LOSS		(90,426)	(59,764)		(37,999)	(129,735)

Basic and diluted loss per share		$(0.00)*	$(0.00)*		(0.00)*	(0.00)*

Weighted average number of shares outstanding, basic and diluted		554,436,657	288,200,000		536,219,755	288,200,000

*	Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six month periods ended March 31, 2015 and 2014
(unaudited)

	Six Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,999)	$(129,735)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Change in fair value of derivative liabilities	(42,872)	(2,440)
Interest expense-Amortization on discount of convertible promissory notes	16,702	43,870
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	116	(3,201)
Increase (decrease) in accounts payable and accrued liabilities	41,047	16,705
Net cash provided by (used) in operating activities	(23,006)	(74,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	23,000	75,000
Net cash provided by financing activities	23,000	75,000

Increase (decrease) in cash during the period	(6)	199
Cash, beginning of period	20	-
Cash, end of period	$14	$199

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Non-cash transactions:
Shares issued for convertible notes	$40,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

Since Inception (April 30, 2010) through March 31, 2015, the Company has not generated any revenue and has an accumulated deficit of $1,436,577.

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
March 31, 2015
 (unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
The consolidated financial statements have been prepared on a going concern basis that assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,436,587 as of March 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

The Company had the following potential common stock equivalents at March 31, 2015:

Warrants	450,000
Convertible Notes (Note 6(i))	513,013,484
Convertible Notes (Note 6(ii))	62,715,585
Convertible Notes (Note 6 (iii))	45,166,667
Convertible Notes (Note 6(iv))	45,000,000
Total	666,345,736

Since the Company reflected a net loss in the periods ended March 31, 2015 and 2014, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
 (unaudited)

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
March 31, 2015
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

The following are the major categories of liabilities measured at fair value on a recurring basis as of March 31, 2015 and September 30, 2014, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

		March 31, 2015	September 30, 2014
Derivative liabilities	Level 3	$368,785	$335,918

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

Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard will require debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts. Currently, debt issuance costs are presented as a deferred asset. The recognition and measurement requirements will not change as a result of this guidance. The standard is effective for the annual reporting periods beginning after December 15, 2015 and will be applied on a retrospective basis. This amendment will not have a material impact on our financial statements.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of March 31, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
 (unaudited)

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

During the three month period ended March 31, 2015 the Company received a Conversion Notice from a note holder that acquired a total of $10,000 in convertible loans from Craigstone Ltd. The conversion notice fprovided for the issuance of 23,809,524 shares at $0.00042 on February 27, 2015.

As of March 31, 2015, 570,838,774 shares of common stock were issued and outstanding.

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
March 31, 2015
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

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the dates of grant to be $215,439 on the notes, and $60,439 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount was $nil for the six months ended March 31, 2015 (March 31, 2014 - $3,646), which amount has been recorded as interest expense.

	March 31, 2015	September 30, 2014	Issue Date
Convertible Promissory Note – face value, due on March 31, 2015	$100,000	$100,000	$100,000
Convertible Promissory Note – face value, due on November 4, 2014	115,000	115,000	115,000
Convertible Promissory Note – face value, due on March 31, 2015	85,000	85,000	85,000
Convertible Promissory Note – face value, due on March 31, 2015	35,000	35,000	35,000
Convertible Promissory Note – face value, due on May 11, 2014	25,000	25,000	25,000
Convertible Promissory Note – face value, due on June 19, 2014	25,000	25,000	25,000
Convertible Promissory Note – face value, due on March 31, 2015	35,000	35,000	35,000
Convertible Promissory Note – face value, due on March 31, 2015	15,000	15,000	15,000
Convertible Promissory Note – face value, due on March 31, 2015	15,000	15,000	15,000
Convertible Promissory Note – face value, due on May 30, 2014	15,000	15,000	15,000

Partial converted to shares	(56,000)	(16,000)
Total convertible promissory note – face value	409,000	449,000	465,000
Less: beneficial conversion feature	-	-	(215,439)
Warrant discount	-	-	(60,439)
	$409,000	$449,000	$189,122

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
 (unaudited)

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(i)	Craigstone Ltd. (“Craigstone”) (continued)

Interest expenses:

	For the three month period		For the six month period
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Amortization of debt discount	$-	$1,311	$-	$3,646
Interest at contractual rate	10,216	11,466	21,202	23,186
Totals	$10,216	$12,777	$21,202	$26,832

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

On March 31, 2015 the entire balance of $409,000 in outstanding notes became payable.  As yet the Company has not negotiated any repayment terms with respect to this outstanding balance.

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

During the six month period ended March 31, 2015 the Company received Conversion Notices from a note holder that acquired a total of $40,000 in convertible loans from Craigstone Ltd. The conversion notices, each for a total of $10,000 in principal, provide for the issuance of 14,814,815 shares at $0.00067 on October 7, 2014, 16,666,667 shares at $0.00060 on November 25, 2014, 17,857,143 shares at $0.00056 on December 21, 2014 and 23,809,524 shares at $0.00042 on February 27, 2015, respectively.

(ii)	Adams Ale Inc.

Effective February 15, 2013, the Company entered into a Securities Purchase Agreement with Adams Ale Inc. (“Adams”) pursuant to which Adams agreed to undertake a private placement in the amount of $100,000.  On May 1, 2013, Adams had not fully funded the private placement, having funded an amount of $50,000 and agreed to convert to a Convertible Promissory Note on the same commercial terms as the Craigstone notes discussed above.   The Company agreed to enter into a Securities Purchase Agreement with Adams for the funded amount of  $50,000 in exchange for one (1) Unit consisting of: a Convertible Promissory Note convertible to common stock in whole or in part, at any time and from time to time before maturity at the option of the holder at seventy-five percent (75%) of the average traded price of the common stock for the thirty (30) trading days immediately preceding the conversion date; and a three (3) year Warrant (the “Warrant”) to purchase one hundred twenty-five thousand (125,000) shares of the Company’s Common Stock exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading day immediately preceding the exercise date. The Note earns simple interest accruing at ten percent (10%) per annum and is due on or before the twelfth month anniversary of the date of execution.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
 (unaudited)

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(ii)	Adams Ale Inc. (continued)

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $17,473 on the note, and $806 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the fiscal year ended March 31, 2015 was $nil (March 31, 2014 - $6,811), which amount has been recorded as interest expense.

	March 31, 2015	September 30, 2014	Issue Date
Convertible Promissory Note – face value, due on February 15, 2014	$50,000	$50,000	$50,000
Total convertible promissory note – face value	50,000	50,000	50,000
Less: beneficial conversion feature	-	-	(17,473)
Warrant discount	-	-	(806)
	50,000	50,000	31,721

Interest expenses:

	For the three month period		For the six month period
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Amortization of debt discount	$-	$2,203	$-	$6,811
Interest at contractual rate	1,233	1,233	2,493	2,493
Totals	$1,233	$3,436	$2,493	$9,304

On February 14, 2014 the aforementioned note became due and payable. As yet the Company has not negotiated any repayment terms with respect to this outstanding balance.

(iii)	Investor Growth LLC (“IG”)

On May 11, 2014, the Company entered into 5% convertible promissory note with Investor Growth LLC (“IG”) pursuant to which the Company received $8,000 as a loan from IG. The Note earns simple interest accruing at five percent (5%) per annum and is due and payable no later than November 11, 2014 (“Maturity Date”). Any amount of principal or interest on the Note which is not paid when due shall bear interest at the rate of twelve percent (12%) per annum from the due date thereof until the same is paid (“Default Interest”). At any such date as IG may desire on or after the Maturity Date of this Note, any unpaid indebtedness shall be convertible into common shares of the Company at a price per share of $0.0005. The Company did not pay the note by the Maturity Date and is currently accruing interest at a rate of 12% on all outstanding principal and unpaid interest as at that date.

On July12, 2014, the Company entered into a 5% convertible promissory note with Investor Growth LLC (“IG”) pursuant to which the Company received $5,000 as a loan from IG. The Note earns simple interest accruing at five percent (5%) per annum and due and payable no later than January 12, 2015 (“Maturity Date”). Any amount of principal or interest on the Note which is not paid when due shall bear Default Interest from the due date thereof until the same is paid. At any such date as IG may desire on or after the Maturity Date of this Note, any unpaid indebtedness shall be convertible into common shares of the Company at a price per share of $0.0003. The Company did not pay the note by the Maturity Date and is currently accruing interest at a rate of 12% on all outstanding principal and unpaid interest as at that date.

On October 14, 2014, the Company entered into a 5% convertible promissory note with Investor Growth LLC (“IG”) pursuant to which the Company received $5,000 as a loan from IG. The Note earns simple interest accruing at five percent (5%) per annum and due and payable no later than April 14, 2015 (“Maturity Date”). Any amount of principal or interest on the Note which is not paid when due shall bear Default Interest from the due date thereof until the same is paid. At any such date as IG may desire on or after the Maturity Date of this Note, any unpaid indebtedness shall be convertible into common shares of the Company at a price per share of $0.0004. Subsequent to March 31, 2014 this loan became due and payable. The Company did not pay the note by the Maturity Date and is currently accruing interest at a rate of 12% on all outstanding principal and unpaid interest as at that date.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
 (unaudited)

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(iii)	Investor Growth LLC (“IG”) (continued)

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the dates of grant to be $8,000, $5,000 and $5,000, respectively, on the notes. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the six months ended March 31, 2015 was $9,294 (March 31, 2014 - $nil), which amount has been recorded as interest expense.

Interest expenses:

	For the three month period		For the six month period
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Amortization of debt discount	$2,833	$-	$9,294	$-
Interest at contractual rate	450	-	752	-
Totals	$3,283	$--	$10,046	$-

(iv)	Level Up Investments, LLC. (“LUI LLC”)

On December 15, 2014, on December 29, 2014 and on February 24, 2015, we raised $7,500, $3,000 and $7,500, respectively, through private offering of convertible promissory notes. Under the terms of the Notes, interest shall accrue at 5% per annum until June 15, 2015, June 29, 2015 and August 24, 2015, respectively (the “Maturity Date”), at which time, unless converted, all principal and accrued interest shall be due and payable.  Any amount of principal or interest on the Notes which is not paid when due shall bear Default Interest from the due date thereof until the same is paid.. Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.

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
March 31, 2015
 (unaudited)

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(iv)	Level Up Investments, LLC. (“LUI LLC”) (continued)

As a result of the application of ASC No. 815 in period ended March 31, 2015 and issued date of December 15, 2014, December 29, 2014 and February 24, 2015; the fair value of the conversion feature is summarized as follows:

	December 15, 2014 NOTE	December 29, 2014 NOTE	February 24, 2015 NOTE	Total

Derivative liabilities, issued date	$10,700	$6,000	$12,000	$28,700
Fair value mark to market adjustment	1,900	(800)	1,800	2,900
Derivative liabilities, March 31, 2015	$12,600	$5,200	$13,800	$31,600

The Company recorded the debt discount in the amount of $7,500, $3,000 and $7,500 for each note as of issued date.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2015 and commitment date:

	Commitment Date	Revaluation Date
Expected dividends	0	0
Expected volatility	194,52 ~ 231.52%	220,.21%
Expect term	0.50 years	0.20~0.40 years
Risk free interest rate	0.08 ~ 0.12%	0.04 ~ 0.14%

Amortization of the discount over the six months ended March 31, 2015 were $7,408 (March 31, 2014 - $nil), which amount has been recorded as interest expense and is reflected on the Company’s balance sheet as Convertible Note Liabilities, Net.

	March 31, 2015	Issue Date
Convertible Promissory Note – face value, due on June 15, 2015	$7,500	$7,500
Convertible Promissory Note – face value, due on June 29, 2015	3,000	3,000
Convertible Promissory Note – face value, due on August 24, 2016	7,500	7,500
Total convertible promissory note – face value	18,000	18,000
Less: Debt discount	(10,592)	(18,000)
	7,408	-

Interest expenses:

	Three months ended March 31, 2015		Six months ended March 31, 2015
			2014	2013
Amortization of debt discount	$6,772	$-	$7,408	$-
Interest at contractual rate	166		183	-
Totals	$6,938	$-	$7,591	$-

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
 (unaudited)

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(v)	Derivative liabilities from exceed authorized shares of common stock

As of March 31, 2015 given the fact that the Company currently has only 900,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 337,184,509 shares (September 30, 2014 – 176,799,100 shares) if all of the financial instruments described in notes above are exercised or converted into shares of common stock. At March 31, 2015, 337,184,509 of these shares were in excess of the authorized shares and were accounted for as a derivative liability. The fair value of these 337,184509 common shares was determined to be $337,185 ($335,918 as to 176,799,100 shares as of September 30, 2014) using the closing price of the Company’s common stock. Details of the derivative liability are provided below:

Balance at September 30, 2014	335,918
Derivative liabilities due to the tainting of convertible notes	57,739
(Gain) on change in fair value	(56,472)
Balance at March 31, 2015	337,185

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

On January 1, 2015, the Company and Mr. Smith entered into a new employment contract for a term of three years increasing the amount of base salary for Mr. Smith to $42,000 per annum.

During the six month ended March 31, 2015, Mr. Smith invoiced the Company for his services in the amount of $18,000. The Company paid $11,420 in cash, leaving $11,172 on the balance sheets as accounts payable – related party (September 30, 2014 - $4,592)

8. WARRANTS

An aggregate of 1,200,000 warrants were issued and outstanding as at September 30, 2014 as required under the terms of a series of Securities Purchase Agreements discussed above in Note 5(i).  The warrants are exercisable for a period of three years from the date of issue, exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of the Company’s common stock for the thirty (30) trading days immediately preceding the exercise date.

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

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
 (unaudited)

8. WARRANTS (continued)

A summary of the Company’s warrants as of March 31, 2015 and September 30, 2014 as follows:

	March 31, 2015		September 30, 2014
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding at the beginning of the period	1,200,000	$0.060	1,200,000	$0.060
Granted	-		-
Exercised	-		-
Expired	(750,000)	0.078
Cancelled	-		-
Outstanding at the end of the period	450,000	$0.030	1,200,000	$0.060
Vested and exercisable at the end of period	450,000		1,200,000
Weighted average fair value per share of warrants granted during the period		$0.030		$0.060

The following table summarizes information regarding stock purchase warrants outstanding at March 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.005-0.06	450,000	0.57	$0.030	450,000	0.57	$0.030

As at March 31, 2015, the Company had the following warrants outstanding:

Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at September 30, 2014	Issued	Exercised	Expired	Outstanding at March 31, 2015
$0.075	November 4, 2014	0.10	250,000	-	-	250,000	-
$0.075	November 4, 2014	0.10	250,000	-	-	250,000	-
$0.101	February 3, 2015	0.09	177,083	-	-	177,083	-
$0.041	March 8, 2015	0.18	72,917	-	-	72,917	-
$0.052	May 11, 2015	0.36	62,500	-	-	-	62,500
$0.03	June 19, 2015	0.47	62,500	-	-	-	62,500
$0.03	September 11, 2015	0.70	87,500	-	-	-	87,500
$0.064	October 19, 2015	0.80	37,500	-	-	-	37,500
$0.056	October 26, 2015	0.82	37,500	-	-	-	37,500
$.008	February 15, 2016	1.13	125,000	-	-	-	125,000
$0.005	May 30, 2016	1.41	37,500	-	-	-	37,500
		0.57	1,200,000	-	-	-	450,000

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
 (unaudited)
9.  INCOME TAXES

The Company has losses carried forward for income tax purposes at March 31, 2015. There are no current or deferred tax expenses for the current period ended March 31, 2015 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

	March 31, 2015	March 31, 2014
Net operating loss carry forward	1,434,364	1,090,588
Effective Tax Rate	35%	35%
Deferred Tax Assets	502,000	381,705
Less: Valuation Allowance	(502,000)	(381,705)
Net deferred tax asset	$0	$0

The valuation allowance for deferred tax assets as of March 31, 2015 and 2014 was $502,000 and $381,705 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2015 and 2014, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31, 2015 and 2014:

	March 31, 2015	March 31,2 014
Federal statutory tax rate	(35.0)%	(35.0)%
Permanent difference and other	35.0%	35.0%
Effective tax rate	-%	-%

The net federal operating loss carry forward will expire between 2030 and 2034. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.  All income tax years from fiscal year ended September 30, 2011 to current are open to examination by the taxing authorities.

10. SUBSEQUENT EVENTS

On April 9, the Company received a Conversion Notice from a note holder that acquired a total of $10,000 in convertible loans from Craigstone Ltd. The conversion notice for a total of $10,000 in principal, provides for the issuance of 21,390,374 shares at $0.0004675.

On April 20, 2015 the Company entered into a Purchase Agreement (the “Agreement”) with OMR Drilling and Acquisition LLC, a Kentucky corporation with offices located in Albany, Kentucky, to acquire an oil, gas and mineral lease known as the Overstreet Lease encompassing approximately 597 acres located in Monroe County, Kentucky and Clay County Tennessee.  Under the terms of the Agreement, the Company will acquire a 100% Working Interest, equal to an 80% Net Revenue Interest for the purchase price of $25,000 to be paid within 90 days  of the date of the Agreement.

The Company received Conversion Notice from a note holder that acquired a total of $10,000 in convertible loans from Craigstone Ltd. The conversion notice for a total of $10,000 in principal, provides for the issuance of 24,390,244 shares at $0.00041 on May 12, 2015.

On May 14, 2015, we raised $7,500 through a private offering of convertible promissory notes from Millenial Investments LLC ("the Millenial Note"). Under the terms of the Millenial Note, interest shall accrue at 5% per annum until November 14, 2015, (the “Maturity Date”), at which time, unless converted, all principal and accrued interest shall be due and payable. Any amount of principal or interest on the Millenial Note which is not paid when due shall bear Default Interest from the due date thereof until the same is paid at a rate of 12%. Interest shall commence accruing on the date that the Millenial Note is funded and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder shall have the right to convert the note at any such date as they  may desire on or after the Maturity Date. Any unpaid indebtedness shall be convertible into common shares of the Company at a price per share equal to 50% of the lowest posted trade price within the last 20 trading sessions.

The Company has evaluated subsequent events from the balance sheet date through May 15, 2015, and determined that there were no other events to disclose.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2015 $	September 30, 2014 $
Current Assets	780	902
Current Liabilities	1,069,650	1,019,034
Working Capital (Deficit)	(1,068,870)	(1,018,132)

Cash Flows

	March 31, 2015 $	March 31, 2014 $
Cash Flows from (used in) Operating Activities	(23,006)	(74,801)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	23,000	75,000
Net Increase (decrease) in Cash During Period	(6)	199

Operating Revenues

Operating revenues for the periods ended March 31, 2015 and 2014 were $0.

Operating Expenses and Net Loss

Comparison of three month periods ended March 31, 2015 and 2014

Operating and other expenses for the three month period ended March 31, 2015 totaled $15,097 and are comprised of $3,448 in professional fees, $10,500 in fees payable under a related party management contract, and $1,149 in other general and administrative expenses.   In addition the Company recorded $21,670 as interest expenses, $9,065 of which was from the amortization of debt discount from convertible notes, and recorded $53,659 in derivate losses as a result in the change in valuation of certain financial instruments.

Operating and other expenses for the three month period ended March 31, 2014 totaled $21,576 and are comprised of $11,738 in professional fees, $7,500 in fees paid under a related party management contract, and $2,338 in other general and administrative expenses.   In addition the Company recorded $40,628 as interest expenses, $3,514 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount resulting from convertible promissory notes and $23,102 from the amortization of debt discount from convertible notes. Further the Company recorded $2,440 as a gain as a result of the change in valuation of certain financial instruments.

Net loss for the three month period ended March 31, 2015 was $90,426 as compared to net loss of $59,764 for the three month period ended March 31, 2014.    The increase to the net loss is predominantly as a result of the change in fair value of the derivative liabilities period of period, offset by a reduction to interest expenses.

Comparison of six month periods ended March 31, 2015 and 2014

Operating and other expenses for the six month period ended March 31, 2015 totaled $39,539 and are comprised of $15,266 in professional fees, $18,000 in fees payable under a related party management contract, and $6,273 in other general and administrative expenses.   In addition the Company recorded $41,332 as interest expenses, $16,702 of which was from the amortization of debt discount from convertible notes, and recorded $42,872 as a gain resulting from the change in valuation of certain financial instruments.

Operating and other expenses for the prior comparative period ended March 31, 2014 totaled $60,737 and are comprised of $30,960 in professional fees, $18,500 in fees paid under a related party management contract, and $11,277 in other general and administrative expenses.   In addition the Company recorded $71,438 as interest expenses, $10,456 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount resulting from convertible promissory notes and $33,414 from the amortization of debt discount from convertible notes. Further the Company recorded $2,440 as a gain as a result of the change in valuation of certain financial instruments.

Net loss for the period ended March 31, 2015 totaled $37,999 as compared to $129,735 for the six month period ended March 31, 2014.  The decrease in operating expenses and losses is due to a substantive reduction to interest expenses period over period as the debt discounts for prior period convertible loans were fully amortized as at the current 6 month period ending March 31, 2015 resulting in a reduction from $71,438 (2014) in total interest expense to $41,332 in the current period.  In addition during the current period the Company recorded a gain as a result of the change in fair value of certain financial instruments of $42,872 as compared to a gain of only $2,440 in the prior comparative six months ended March 31, 2014.  Finally, operating expenses were also reduced from $60,737 (2014) to $39,539 in the current six month period as a result of a reduction to both professional and administrative fees as the Company’s operating activities were reduced period over period.

Liquidity and Capital Resources

As at March 31, 2015, the Company had total assets of $780 compared to $902 as at September 30, 2014.

As at March 31, 2015, the Company had total liabilities of $1,069,650 as compared with total liabilities of $1,019,034 as at September 30, 2014. The increase in total liabilities was mainly due to an increase to accounts payable and accrued liabilities from $164,763 as at September 30, 2014 to $199,229 at March 31, 2015, as well as an increase to related party payables from $4,592 at September 30, 2014 to $11,172 at March 31, 2015 as the Company was unable to raise sufficient funds to meet its obligations as they became due.  While the Company was able to reduce the principal balance of certain notes payable period over period, this reduction was offset by an increase to derivative liabilities.

As at March 31, 2015, the Company had a working capital deficit of $1,068,870 compared with a working capital deficit of $1,018,132 as at September 30, 2014.  The increase in working capital deficit is mainly attributable to the increase in current liabilities related to accounts payable and accrued liabilities.

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

Cash flow from Operating Activities

During the six month period ended March 31, 2015, the Company used $23,006 for operating activities compared to the use of $74,801for operating activities during the period ended March 31, 2014. The decrease in net cash used in operating activities is attributed to the Company’s inability to raise sufficient funds to allow it to maintain and grow its operations.  Non-cash items include a substantial reduction to the amortization of the debt discount recorded in the current period of $16,702 as compared to $43,870 in the six months ended March 31, 2014.  In addition, during the current six month period, the Company recorded a non-cash gain on the change in fair value of certain financial instruments of $42,872 as compared to a gain of only $2,440 in the prior comparative period, which accounts for the most substantial change in cash flows from operating activities.  The increase to accounts payable at March 31, 2015 totaled $41,797 as compared to only $16,705 in the six month ended March 31, 2014.

Cash flow from Investing Activities

During the six month period ended March 31, 2015 and 2014 the Company has expended no cash on investing activities.

Cash flow from Financing Activities

During the six month period ended March 31, 2015, the Company received $23,000 cash from financing activities by way of notes payable compared to $75,000 cash from notes payable for the six month period ended March 31, 2014.

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

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard will require debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts. Currently, debt issuance costs are presented as a deferred asset. The recognition and measurement requirements will not change as a result of this guidance. The standard is effective for the annual reporting periods beginning after December 15, 2015 and will be applied on a retrospective basis. This amendment will not have a material impact on our financial statements.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2015, due to the material weaknesses resulting from the

Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on December 31, 2014 for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2015 the Company received a Conversion Notice from a note holder that acquired a total of $10,000 in convertible loans from Craigstone Ltd. The conversion notice provided for the issuance of 23,809,524 shares at $0.00042 on February 27, 2015.

On April 9, the Company received a Conversion Notice from a note holder that acquired a total of $10,000 in convertible loans from Craigstone Ltd. The conversion notice for a total of $10,000 in principal, provides for the issuance of 21,390,374 shares at $0.0004675.

The Company received Conversion Notice from a note holder that acquired a total of $10,000 in convertible loans from Craigstone Ltd. The conversion notice for a total of $10,000 in principal, provides for the issuance of 24,390,244 shares at $0.00041 on May 12, 2015.

On May 14, 2015, we raised $7,500 through a private offering of convertible promissory notes from Millenial Investments LLC ("the Millenial Note"). Under the terms of the Millenial Note, interest shall accrue at 5% per annum until November 14, 2015, (the “Maturity Date”), at which time, unless converted, all principal and accrued interest shall be due and payable. Any amount of principal or interest on the Millenial Note which is not paid when due shall bear Default Interest from the due date thereof until the same is paid at a rate of 12%. Interest shall commence accruing on the date that the Millenial Note is funded and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder shall have the right to convert the note at any such date as they may desire on or after the Maturity Date. Any unpaid indebtedness shall be convertible into common shares of the Company at a price per share equal to 50% of the lowest posted trade price within the last 20 trading sessions.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  for the issuance of shares to the parties noted above pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale.

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

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

None.

ITEM 5.               OTHER INFORMATION

On January 1, 2015, the Company and Mr. Smith, our sole officer and director,  entered into a new employment contract for a term of three years increasing the amount of base salary for Mr. Smith to $42,000 per annum.

On April 20, 2015 the Company entered into a Purchase Agreement (the “Agreement”) with OMR Drilling and Acquisition LLC, a Kentucky corporation with offices located in Albany, Kentucky, to acquire an oil, gas and mineral lease known as the Overstreet Lease encompassing approximately 597 acres located in Monroe County, Kentucky and Clay County Tennessee. Under the terms of the Agreement, the Company will acquire a 100% Working Interest, equal to an 80% Net Revenue Interest for the purchase price of $25,000 to be paid within 90 days of the date of the Agreement.

ITEM 6.                EXHIBITS

Exhibits:

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Certificate of Change	Filed with the SEC on November 7, 2012 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.01	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated November 4, 2012	Filed with the SEC on November 15, 2012 as part of our Current Report on Form 8-K.
10.02	Option Agreement by and between Solo International, Inc. and 9228-6202 Quebec Inc., dated November 15, 2012	Filed with the SEC on November 23, 2012 as part of our Current Report on Form 8-K
10.03	Amended Option Agreement by and between 9252-4768 Quebec Inc. and 9228-6202 Quebec Inc. dated December 20, 2012	Filed with the SEC on January 3, 2013 as part of our Amended Current Report on Form 8-K/A.
10.04	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated January 10, 2013	Filed with the SEC on January 12, 2013 as part of our Current Report on Form 8-K.
10.05	Employment agreement between the Company and Michael Jacob Cooper Smith dated September 30, 2013	Filed with the SEC on December 30, 2013 as part of our annual report on Form 10-K
10.06	Securities Purchase Agreement with Asher Enterprises Inc. dated September 18, 2013	Filed with the SEC on December 30, 2013 as part of our annual report on Form 10-K
10.07	Securities Purchase Agreement with Asher Enterprises Inc. dated December 18, 2013	Filed with the SEC on December 30, 2013 as part of our annual report on Form 10-K
10.08	October 14, 2014 Convertible Promissory Note between the Company and Investor Growth LLC	Filed with the SEC on February 23, 2015 as part of our quarterly report on Form 10-Q
10.09	December 15, 2014 Convertible Promissory Note between the Company and Level Up Investments LLC	Filed with the SEC on February 23, 2015 as part of our quarterly report on Form 10-Q
10.10	December 29, 2014 Convertible Promissory Note between the Company and Level Up Investments LLC	Filed with the SEC on February 23, 2015 as part of our quarterly report on Form 10-Q
10.11	Employment agreement between the Company and Michael Jacob Cooper Smith dated January 1, 2015	Filed herewith.
10.12	February 24, 2015 Convertible Promissory Note between the Company and Level Up Investments LLC	Filed herewith.
10.13	May 14, 2015 Convertible Promissory Note between the Company and Millenial Investments LLC	Filed herewith.
10.14	April 20, 2015 Purchase Agreement with OMR Drilling and Acquisition LLC	Filed with the SEC on May 5, 2015 as part of our Current Report on Form 8-K.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	To be filed by amendment
101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by amendment
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by amendment
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	To be filed by amendment
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by amendment
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLO INTERNATIONAL, INC.

Date: May 15, 2015	By:	/s/Michael Cooper Smith
	Name:	Michael Cooper Smith
	Title:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)