Form 10-Q
period 2015-06-30
Solo International, Inc
filed 2015-08-14
CIK 1501845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

 ☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015, there were 717,904,484 shares of the registrant’s $0.001 par value common stock issued
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

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

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

SOLO INTERNATIONAL, INC.
Consolidated Financial Statements
(Expressed in US dollars)
June 30, 2015

SOLO INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (unaudited)	September 30, 2014 (audited)
ASSETS
Current
Cash	$9	$20
Prepaid expense	664	882
Total Current Assets	673	902
Total Assets	$673	$902

LIABILTIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued liabilities	$190,583	$164,763
Accounts payable and accrued liabilities, related party	4,922	4,592
Advances from related parties	6,417	6,417
Convertible promissory notes, net (Note 5)	455,000	507,344
Derivate liabilities	894,113	335,918
Total Current Liabilities	1,551,035	1,019,034

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock: 900,000,000 shares authorized, at $0.001 par value 685,646,419 and 497,690,625 shares issued and outstanding as at June 30, 2015 and September 30, 2014, respectively	685,646	497,691
Capital in excess of par value	(323,832)	(117,245)
Accumulated Deficit	(1,912,176)	(1,398,578)
Total Stockholders’ Equity (Deficiency)	(1,550,362)	(1,018,132)
Total Liabilities and Stockholders’ Equity (Deficiency)	$673	$902

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine month periods ended June 30, 2015 and 2014
(unaudited)

	Three months ended June 30,			Nine months ended June 30,
	2015		2014	2015		2014

REVENUE	$		$-	$		$-

EXPENSES
Professional fees		3,680	3,893		18,946	34,853
Management fees		10,500	7,500		28,500	26,000
Other general and administrative expenses		2,746	3,852		9,019	15,129
OPERATING LOSS		(16,926)	(15,245)		(56,465)	(75,982)

OTHER INCOME (EXPENSES)
Change in fair value of derivative liabilities		(431,935)	1,624		(389,063)	4,064
Interest expenses		(26,738)	(31,721)		(68,070)	(103,159)

NET LOSS		(475,599)	(45,342)		(513,598)	(175,077)

Basic and diluted loss per share		$(0.00) *	(0.00) *		(0.00) *	(0.00) *

Weighted average number of shares outstanding, basic and diluted		620,710,848	330,544,324		564,383,453	302,469,882
*	Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC,
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine month periods ended June 30, 2015 and 2014
(unaudited)

	Nine Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(513,598)	$(175,077)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Change in fair value of derivative liabilities	389,063	(4,064)
Interest expense-Amortization on discount of convertible promissory notes	31,656	61,763
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	218	68
Increase (decrease) in accounts payable and accrued liabilities	42,150	34,328
Net cash provided by (used) in operating activities	(50,511)	(82,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	50,500	83,000
Net cash provided by financing activities	50,500	83,000

Increase (decrease) in cash during the period	(11)	18
Cash, beginning of period	20	-
Cash, end of period	$9	$18

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Non-cash transactions:
Shares issued for convertible notes	$84,000	$37,500
Shares issued for accrued interest	16,000	-

The accompanying notes are an integral part of these consolidated financial statements.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

To date the Company has not generated any revenue and has an accumulated deficit of $1,912,176.

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
June 30, 2015
 (unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
The consolidated financial statements have been prepared on a going concern basis that assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,912,176 as of June 30, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

The Company had the following potential common stock equivalents at June 30, 2015:

Warrants	325,000
Convertible Notes (Note 6(i))	973,333,333
Convertible Notes (Note 6(ii))	133,333,333
Convertible Notes (Note 6 (iii))	45,166,667
Convertible Notes (Note 6(iv))	127,500,000
Convertible Notes (Note 6(v))	100,000,000
1,379,658,333

Since the Company reflected a net loss in the periods ended June 30, 2015 and 2014, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
June 30, 2015
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

The following are the major categories of liabilities measured at fair value on a recurring basis as of June 30, 2015 and September 30, 2014, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

		June 30, 2015	September 30,2014
Derivative liabilities	Level 3	$894,113	$335,918

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

4. MINERAL PROPERTIES

Portland Township
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

Overstreet Lease
On April 20, 2015 the Company entered into a Purchase Agreement (the “Agreement”) with OMR Drilling and Acquisition LLC, a Kentucky corporation with offices located in Albany, Kentucky, to acquire an oil, gas and mineral lease known as the Overstreet Lease encompassing approximately 597 acres located in Monroe County, Kentucky and Clay County Tennessee.  Under the terms of the Agreement, the Company will acquire a 100% Working Interest, equal to an 80% Net Revenue Interest for the purchase price of $25,000 to be paid within 90 days of the date of the Agreement. At July 20, 2015 the Company has not remitted the required $25,000 and the Company and OMR drilling are presently negotiating an extension to the payment date.

5. COMMON STOCK

The authorized capital of the Company is 900,000,000 common shares with a par value of $ 0.001 per share.

The following table i reflects the issuance of 187,955,794 shares in respect of Conversion Notices received for a total of $84,000 in principal and $16,000 in accrued interest  from certain convertible notes payable during the nine month period ended June 30, 2015:

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
October 7, 2014	10,000		0.000675	14,814,815
November 25, 2014	10,000		0.0006	16,666,667
December 21, 2014	10,000		0.00056	17,857,143
February 27, 2015	10,000		0.00042	23,809,524
April 8, 2015	10,000		0.0004675	21,390,374
May 12, 2015	10,000		0.00041	24,390,244
May 15, 2015	15,000		0.00075	20,000,000
June 8, 2015	9,000	1,000	0.00037	27,027,027
June 10, 2015		15,000	0.00068	22,000,000
Total	84,000	16,000		187,955,794

As of June 30, 2015, 685,646,419 shares of common stock were issued and outstanding.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

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

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the dates of grant to be $215,439 on the notes, and $60,439 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount was $nil for the nine months ended June 30, 2015 (June 30, 2014 - $4,519), which amount has been recorded as interest expense.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(i)	Craigstone Ltd. (“Craigstone”) (continued)

	June 30, 2015	September 30, 2014	Issue Date
Convertible Promissory Note – face value, due on March 31, 2015 (retired)	$100,000	$100,000	$100,000
Convertible Promissory Note – face value, due on November 4, 2014	115,000	115,000	115,000
Convertible Promissory Note – face value, due on March 31, 2015	85,000	85,000	85,000
Convertible Promissory Note – face value, due on March 31, 2015	35,000	35,000	35,000
Convertible Promissory Note – face value, due on May 11, 2014	25,000	25,000	25,000
Convertible Promissory Note – face value, due on June 19, 2014	25,000	25,000	25,000
Convertible Promissory Note – face value, due on March 31, 2015	35,000	35,000	35,000
Convertible Promissory Note – face value, due on March 31, 2015	15,000	15,000	15,000
Convertible Promissory Note – face value, due on March 31, 2015	15,000	15,000	15,000
Convertible Promissory Note – face value, due on May 30, 2014	15,000	15,000	15,000
Amount-converted to shares	(100,000)	(16,000)	-
Total convertible promissory note – face value	365,000	449,000	465,000
Less: beneficial conversion feature	-	-	(215,439)
Warrant discount	-	-	(60,439)
	$365,000	$449,000	$189,122

       Interest expenses:

	For the three month period		For the nine month period
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Amortization of debt discount	$-	$873	$-	$4,519
Interest at contractual rate	9,592	11,593	30,794	34,779
Totals	$9,592	$12,466	$30,794	$39,298

As at June 30, 2015 the entire balance of $365,000 in outstanding notes is due and payable.  As yet the Company has not negotiated any repayment terms with respect to this outstanding balance, however, the noteholder has assigned certain amounts of the total debt totaling $100,000 in principal and $16,000 in accrued interest to third parties, which amounts have been settled by the issuance of 207,183,492 shares of common stock as set out below:

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(i)	Craigstone Ltd. (“Craigstone”) (continued)

Conversion Date	Original Principal Amount ($)	Accrued interest payable ($)	Conversion Price ($)	Number of shares issued
July 25, 2014	8,000		0.00055	14,499,320
July 31, 2014	8,000		0.00045	17,777,778
October 7, 2014	10,000		0.000675	14,814,815
November 25, 2014	10,000		0.0006	16,666,667
December 21, 2014	10,000		0.00056	17,857,143
February 27, 2015	10,000		0.00042	23,809,524
April 8, 2015	10,000		0.0004675	21,390,374
May 12, 2015	10,000		0.00041	24,390,244
May 15, 2015	15,000		0.00075	20,000,000
June 8, 2015	9,000	1,000	0.00037	27,027,027
June 10, 2015	-	15,000	0.00068	22,000,000
Total	100,000	16,000		207,183,492

(ii)	Adams Ale Inc.

Effective February 15, 2013, the Company entered into a Securities Purchase Agreement with Adams Ale Inc. (“Adams”) pursuant to which Adams agreed to undertake a private placement in the amount of $100,000.  On May 1, 2013, Adams had not fully funded the private placement, having funded an amount of $50,000 and agreed to convert to a Convertible Promissory Note on the same commercial terms as the Craigstone notes discussed above.   The Company agreed to enter into a Securities Purchase Agreement with Adams for the funded amount of  $50,000 in exchange for one (1) Unit consisting of: a Convertible Promissory Note convertible to common stock in whole or in part, at any time and from time to time before maturity at the option of the holder at seventy-five percent (75%) of the average traded price of the common stock for the thirty (30) trading days immediately preceding the conversion date; and a three (3) year Warrant (the “Warrant”) to purchase one hundred twenty-five thousand (125,000) shares of the Company’s Common Stock exercisable at the lower of : (i) a price of $0.20 per share or (ii) seventy-five percent (75%) of the average traded price of common stock for the thirty (30) trading dayimmediately preceding the exercise date. The Note earns simple interest accruing at ten percent (10%) per annum and is due on or before the twelfth month anniversary of the date of execution.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $17,473 on the note, and $806 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the nine month ended June 30, 2015 was $nil (June 30, 2014 - $6,811), which amount has been recorded as interest expense.

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(ii)	Adams Ale Inc. (continued)

	June 30, 2015	September 30, 2014	Issue Date
Convertible Promissory Note – face value, due on February 15, 2014	$50,000	$50,000	$50,000
Total convertible promissory note – face value	50,000	50,000	50,000
Less: beneficial conversion feature	-	-	(17,473)
Warrant discount	-	-	(806)
	50,000	50,000	31,721

Interest expenses:

	For the three month period		For the nine month period
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Amortization of debt discount	$-	$-	$-	$6,811
Interest at contractual rate	1,247	1,247	3,740	3,740
Totals	$1,247	$1,247	$3,740	$10,551

On February 14, 2014 the aforementioned note became due and payable. As yet the Company has not negotiated any repayment terms with respect to this outstanding balance and it remains due on demand.

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
June 30, 2015
(unaudited)

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(iii)	Investor Growth LLC (“IG”) (continued)

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the dates of grant to be $8,000, $5,000 and $5,000, respectively, on the notes. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the nine months ended June 30, 2015 was $9,656 (June 30, 2014 - $nil), which amount has been recorded as interest expense.

Interest expenses:

	For the three month period		For the nine month period
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Amortization of debt discount	$361	$2,178	$9,656	$2,178
Interest at contractual rate	544	56	1,296	56
Totals	$905	$2,234	$10,952	$2,234

(iv)	Level Up Investments, LLC. (“LUI LLC”)

On December 15, 2014, December 29, 2014, February 24, 2015 and April 9, 2015, we raised $7,500, $3,000, $7,500 and $7,500, respectively, through private offering of convertible promissory notes with LUI LLC. Under the terms of the Notes, interest shall accrue at 5% per annum until June 15, 2015, June 29, 2015, August 24, 2015, and October 9, 2015, respectively (the “Maturity Date”), at which time, unless converted, all principal and accrued interest shall be due and payable.  Any amount of principal or interest on the Notes which is not paid when due shall bear Default Interest from the due date thereof until the same is paid. Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed. As at June 30, 2015 the notes payable on June 15 and June 29, 2015 were not retired as of the Maturity Date and are currently accruing interest at a rate of 12% on all outstanding principal and unpaid interest as at that date.
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
June 30, 2015
(unaudited)

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(iv)	Level Up Investments, LLC. (“LUI LLC”) (continued)

As a result of the application of ASC No. 815 in period ended June 30, 2015 and issue dates of December 15, 2014, December 29, 2014 and February 24, 2015; the fair value of the conversion features is summarized as follows:

	December 15, 2014 NOTE	December 29, 2014 NOTE	February 24, 2015 NOTE	April 9, 2015 NOTE	TOTAL

Derivative liabilities, issued date	$10,700	$6,000	$12,000	$12,700	$41,400
Fair value mark to market adjustment	900	(1,400)	200	300	-
Derivative liabilities, June 30, 2015	$11,600	$4,600	$12,200	$13,000	$41,400

The Company recorded debt discount in the amount of $7,500, $3,000, $7,500 and $7,500 for each note as of the issue date.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2015 and commitment date:

	Commitment Date	Revaluation Date
Expected dividends	0	0
Expected volatility	194,52 ~ 231.52%	228.68%
Expect term	0.50 years	0 ~0.27 years
Risk free interest rate	0.08 ~ 0.12%	0.01 ~ 0.02%

Amortization of the discount over the nine months ended June 30, 2015 totaled $19,167 (June 30, 2014 - $nil), which amount has been recorded as interest expense and is reflected on the Company’s balance sheet as Convertible Note Liabilities, Net.

	June 30, 2015	Issue Date
Convertible Promissory Note – face value, due on June 15, 2015	$7,500	$7,500
Convertible Promissory Note – face value, due on June 29, 2015	3,000	3,000
Convertible Promissory Note – face value, due on August 24, 2015	7,500	7,500
Convertible Promissory Note – face value, due on October 9, 2015	7,500	7,500
Total convertible promissory note – face value	18,000	25,500
Less: Debt discount	(6,333)	(25,500)
	19,167	-

Interest expenses:
	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Amortization of debt discount	$11,759	$-	$19,167	$-
Interest at contractual rate	332		514	-
Totals	$12,091	$-	$19,681	$-

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(v)	Millennial Investments LLC. (“Millennial LLC”)

On May 14, 2015, June 9, 2015, and June 30, 2015 we raised $7,500, $5,000, and $7,500, respectively, through private offering of convertible promissory notes. Under the terms of the Notes, interest shall accrue at 5% per annum until November 14, 2015, December 9, 2015, and December 30, 2015, respectively (the “Maturity Date”), at which time, unless converted, all principal and accrued interest shall be due and payable.  Any amount of principal or interest on the Notes which is not paid when due shall bear Default Interest from the due date thereof until the same is paid. Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.

The holder shall have the right to convert the Notes at any such date as Millennial LLC may desire on or after the Maturity Date of this Note, any unpaid indebtedness shall be convertible into common shares of the Company at a price per share equal to 50% of the lowest posted trade price of SLIO within the last 20 trading sessions.

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

As a result of the application of ASC No. 815 in period ended June 30, 2015 and  as at the issue dates of May 14, 2015, June 9, 2015, and June 30, 2015; the fair value of the conversion feature is summarized as follows:

	May 14, 2015 NOTE	June 9, 2015 NOTE	June 30, 2015 NOTE	TOTAL

Derivative liabilities, issued date	$10,000	$10,500	$9,500	$30,000
Fair value mark to market adjustment	3,600	3,400	-	7,000
Derivative liabilities, June 30, 2015	$13,600	$13,900	$9,500	$37,000

The Company recorded debt discount in the amount of $7,500, $5,000, and $7,500 for each note as of the issue date.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2015 and commitment date:

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

6.  CONVERTIBLE PROMISSORY NOTE, NET and DERIVATIVE LIABILITIES (continued)

(v)	Millennial Investments LLC. (“Millennial LLC”) (continued)

	Commitment Date	Revaluation Date
Expected dividends	0	0
Expected volatility	192.08 ~ 228.68%	228.681%
Expect term	0.50 years	0.38~0.50 years
Risk free interest rate	0.08 ~ 0.11%	0.11%

Amortization of the discount over the nine months ended June 30, 2015 totaled $2,833 (June 30, 2014 - $nil), which amount has been recorded as interest expense and is reflected on the Company’s balance sheet as Convertible Note Liabilities, Net.

	June 30, 2015	Issue Date
Convertible Promissory Note – face value, due on November 14, 2015	$7,500	$7,500
Convertible Promissory Note – face value, due on December 9, 2015	5,000	5,000
Convertible Promissory Note – face value, due on December 30, 2015	7,500	7,500
Total convertible promissory note – face value	20,000	20,000
Less: Debt discount	(17,167)	(25,500)
	2,833	-

Interest expenses:
	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Amortization of debt discount	$2,833	$-	$2,833	$-
Interest at contractual rate	70		70	-
Totals	$2,903	$-	$2,903	$-

(vi)	Derivative liabilities from exceed authorized shares of common stock

As of June 30, 2015 given the fact that the Company currently has only 900,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 1,165,304,752 shares (September 30, 2014 – 176,799,100 shares) if all of the financial instruments described in notes above are exercised or converted into shares of common stock. At June 30, 2015, 1,165,304,752 of these shares were in excess of the authorized share capital  and were accounted for as a derivative liability. The fair value of the1,165,304,752 common shares was determined to be $815,713 ($335,918 as to 176,799,100 shares as of September 30, 2014) based upon the closing price of the Company’s common stock. Details of the derivative liability are provided below:

Balance at September 30, 2014	335,918
Derivative liabilities due to the tainting of convertible notes	123,632
(Gain) on change in fair value	356,163
Balance at June 30, 2015	815,713

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

During the nine months ended June 30, 2015, Mr. Smith invoiced the Company for his services in the amount of $28,500 and $100 for the reimbursement of expenses. The Company paid $28,270 in cash, leaving $4,922 on the balance sheets as accounts payable – related party (September 30, 2014 - $4,592)

8. WARRANTS

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

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
 (unaudited)

8. WARRANTS (continued)

A summary of the Company’s warrants as of June 30, 2015 and September 30, 2014 as follows:

	June 30, 2015		September 30, 2014
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding at the beginning of the period	1,200,000	$0.060	1,200,000	$0.060
Granted	-		-
Exercised	-		-
Expired	(875,000)	0.0726
Cancelled	-		-
Outstanding at the end of the period	325,000	$0.0257	1,200,000	$0.060
Vested and exercisable at the end of period	325,000		1,200,000
Weighted average fair value per share of warrants granted during the period		$0.0257		$0.060

The following table summarizes information regarding stock purchase warrants outstanding at June 30, 2015:

	Warrants Outstanding			Warrants Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.005-0.03	325,000	0.47	$0.030	325,000	0.47	$0.0257

As at June 30 2015, the Company had the following warrants outstanding:

Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at September 30, 2014	Issued	Exercised	Expired	Outstanding at June 30, 2015
$0.075	November 4, 2014	-	250,000	-	-	250,000	-
$0.075	November 4, 2014	-	250,000	-	-	250,000	-
$0.101	February 3, 2015	-	177,083	-	-	177,083	-
$0.041	March 8, 2015	-	72,917	-	-	72,917	-
$0.052	May 11, 2015	-	62,500	-	-	62,500	-
$0.03	June 19, 2015	-	62,500	-	-	62,500	-
$0.03	September 11, 2015	0.20	87,500	-	-	-	87,500
$0.064	October 19, 2015	0.30	37,500	-	-	-	37,500
$0.056	October 26, 2015	0.32	37,500	-	-	-	37,500
$.008	February 15, 2016	0.63	125,000	-	-	-	125,000
$0.005	May 30, 2016	0.92	37,500	-	-	-	37,500
		0.47	1,200,000	-	-	875,000	325,000

SOLO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
 (unaudited)
9.  INCOME TAXES

The Company has losses carried forward for income tax purposes at June 30, 2015. There are no current or deferred tax expenses for the current period ended June 30, 2015 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

	June 30, 2015	June 30, 2014
Net operating loss carry forward	1,909,963	1,135,930
Effective Tax Rate	35%	35%
Deferred Tax Assets	668,400	397,576
Less: Valuation Allowance	(668,400)	(397,576)
Net deferred tax asset	$0	$0

The valuation allowance for deferred tax assets as of June 30, 2015 and 2014 was $668,400 and $397,576 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2015 and 2014, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Federal statutory tax rate	(35.0)%	(35.0)%
Permanent difference and other	35.0%	35.0%
Effective tax rate	-%	-%

The net federal operating loss carry forward will expire between 2030 and 2034. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.  All income tax years from the fiscal year ended September 30, 2011 to current are open to examination by the taxing authorities.

10. SUBSEQUENT EVENTS

On July 13, 2015, the Company received a Conversion Notice from a note holder that acquired a total of $10,000 of accrued interest in convertible loans from and existing note holder The conversion notice in the amount of $10,000 provides for the issuance of 32,258,065 shares at $0.00031.

The Company has evaluated subsequent events from the balance sheet date through August 14, 2015, and determined that there were no other events to disclose.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2015 $	September 30, 2014 $
Current Assets	673	902
Current Liabilities	1,551,035	1,019,034
Working Capital (Deficit)	(1,550,362)	(1,018,132)

Cash Flows

	June 30, 2015 $	June 30, 2014 $
Cash Flows from (used in) Operating Activities	(50,511)	(82,982)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	50,500	83,000
Net Increase (decrease) in Cash During Period	9	18

Operating Revenues

Operating revenues for the periods ended June 30, 2015 and 2014 were $0.

Operating Expenses and Net Loss

Comparison of three month periods ended June 30, 2015 and 2014

Operating and other expenses for the three month period ended June 30, 2015 totaled $16,926 and are comprised of $3,680 in professional fees, $10,500 in fees payable under a related party management contract, and $2,746 in other general and administrative expenses.   In addition the Company recorded $26,738 as interest expenses, $14,954 of which was from the amortization of debt discount from convertible notes, and recorded $431,935 in derivate losses as a result in the change in valuation of certain financial instruments.
Operating and other expenses for the three month period ended June 30, 2014 totaled $15,245 and are comprised of $3,893 in professional fees, $7,500 in fees paid under a related party management contract, and $3,852 in other general and administrative expenses.   In addition the Company recorded $31,721 as interest expenses, $3,051 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount resulting from convertible promissory notes and $14,842 from the amortization of debt discount from convertible notes. Further the Company recorded $1,624 as a gain as a result of the change in valuation of certain financial instruments.

Net loss for the three month period ended June 30, 2015 was $475,599 as compared to net loss of $45,342 for the three month period ended June 30, 2014.    The increase to the net loss is predominantly as a result of the change in fair value of the derivative liabilities period of period, offset by a reduction to interest expenses.

Comparison of nine month periods ended June 30, 2015 and 2014

Operating and other expenses for the nine month period ended June 30, 2015 totaled $89,798 and are comprised of $18,946 in professional fees, $28,500 in fees payable under a related party management contract, and $9,019 in other general and administrative expenses.   In addition the Company recorded $68,070 as interest expenses, $31,656 of which was from the amortization of debt discount from convertible notes, and recorded $389,063 as a loss resulting from the change in valuation of certain financial instruments.

Operating and other expenses for the nine month period ended June 30, 2014 totaled $75,982 and are comprised of $34,853 in professional fees, $26,000 in fees paid under a related party management contract, and $15,129 in other general and administrative expenses.   In addition the Company recorded $103,159 as interest expenses, $13,508 of which was the amortization of the debt discount from the beneficial conversion feature and warrant discount resulting from convertible promissory notes and $48,255 from the amortization of debt discount from convertible notes. Further the Company recorded $4,064 as a gain as a result of the change in valuation of certain financial instruments.

Net loss for the period ended June 30, 2015 totaled $513,598 as compared to $175,077 for the nine month period ended June 30, 2014.  The decrease in operating expenses and losses is due to a substantive reduction to interest expenses period over period as the debt discounts for prior period convertible loans were fully amortized as at the current 9 month period ending June 30, 2015 resulting in a reduction from $103,159 (2014) in total interest expense to $68,070 in the current period.  In addition during the current period the Company recorded a loss as a result of the change in fair value of certain financial instruments of $389,063 as compared to a gain of only $4,064 in the prior comparative nine months ended June 30, 2014.  Finally, operating expenses were also reduced from $75,982 (2014) to $56,465 in the current nine month period as a result of a reduction to both professional and administrative fees as the Company’s operating activities were reduced period over period.

Liquidity and Capital Resources

As at June 30, 2015, the Company had total assets of $673 compared to $902 as at September 30, 2014.

As at June 30, 2015, the Company had total liabilities of $1,551,035 as compared with total liabilities of $1,019,034 as at September 30, 2014. The increase in total liabilities was mainly due to an increase to accounts payable and accrued liabilities from $164,763 as at September 30, 2014 to $190,583 at June 30, 2015, as well as an increase to related party payables from $4,592 at September 30, 2014 to $4,922 at June 30, 2015 as the Company was unable to raise sufficient funds to meet its obligations as they became due.  While the Company was able to reduce the principal balance of certain notes payable period over period, this reduction was offset by an increase to derivative liabilities.

As at June 30, 2015, the Company had a working capital deficit of $1,550,362 compared with a working capital deficit of $1,018,132 as at September 30, 2014.  The increase in working capital deficit is mainly attributable to the increase in current liabilities related to accounts payable and accrued liabilities.

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

Cash flow from Operating Activities

During the nine month period ended June 30, 2015, the Company used $50,511 for operating activities compared to the use of $82,982 for operating activities during the period ended June 30, 2014. The decrease in net cash used in operating activities is attributed to the Company’s inability to raise sufficient funds to allow it to maintain and grow its operations.  Non-cash items include a substantial reduction to the amortization of the debt discount recorded in the current period of $31,656 as compared to $61,763 in the nine months ended June 30, 2014.  In addition, during the current nine month period, the Company recorded a non-cash loss on the change in fair value of certain financial instruments of $389,063 as compared to a gain of only $2,440 in the prior comparative period, which accounts for the most substantial change in cash flows from operating activities.  The increase to accounts payable at June 30, 2015 totaled $42,150 as compared to only $34,328 in the nine month ended June 30, 2014.

Cash flow from Investing Activities

During the nine month period ended June 30, 2015 and 2014 the Company has expended no cash on investing activities.

Cash flow from Financing Activities

During the nine month period ended June 30, 2015, the Company received $50,500 cash from financing activities by way of notes payable compared to $83,000 cash from notes payable for the nine month period ended June 30, 2014.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2015, due to the material weaknesses resulting from the

Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on December 31, 2014 for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On April 9, 2015 the Company received a Conversion Notice from a note holder that acquired a total of $10,000 in convertible loans from and existing noteholder. The conversion notice, for a total of $10,000 in principal, provides for the issuance of 21,390,374 shares at $0.0004675.

    On April 9, 2015, we raised $ $7,500, through private offering of convertible promissory notes. Under the terms of the Note, interest shall accrue at 5% per annum until October 9, 2015, respectively (the “Maturity Date”), at which time, unless converted, all principal and accrued interest shall be due and payable.  Any amount of principal or interest on the Note which is not paid when due shall bear Default Interest from the due date thereof until the same is paid. Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder shall have the right to convert the Note on or after the Maturity Date of this Note, and any unpaid indebtedness shall be convertible into common shares of the Company at a price per share equal to 50% of the lowest posted trade price within the last 20 trading sessions.

    The Company received a Conversion Notice from a note holder that acquired a total of $10,000 in convertible loans from an existing noteholder. The conversion notice, for a total of $10,000 in principal, provides for the issuance of 24,390,244 shares at $0.00041 on May 12, 2015.

    On May 14, 2015, June 9, 2015, and June 30, 2015 we raised $7,500, $5,000, and $7,500, respectively, through a private offering of convertible promissory notes from Millenial Investments LLC ("the Millenial Notes"). Under the terms of the Millenial Notes, interest shall accrue at 5% per annum until November 14, 2015, (the “Maturity Date”), at which time, unless converted, all principal and accrued interest shall be due and payable. Any amount of principal or interest on the Millenial Notes which is not paid when due shall bear Default Interest from the due date thereof until the same is paid at a rate of 12%. Interest shall commence accruing on the date that the Millenial Notes are funded and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder shall have the right to convert the note at any such date as they may desire on or after the Maturity Date. Any unpaid indebtedness shall be convertible into common shares of the Company at a price per share equal to 50% of the lowest posted trade price within the last 20 trading sessions.

    On July 13, 2015, the Company received a Conversion Notice from a note holder that acquired a total of $10,000 of accrued interest in convertible loans from and existing note holder The conversion notice in the amount of $10,000 provides for the issuance of 32,258,065 shares at $0.00031.

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

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

None.

ITEM 5.               OTHER INFORMATION

    On April 20, 2015 the Company entered into a Purchase Agreement (the “Agreement”) with OMR Drilling and Acquisition LLC, a Kentucky corporation with offices located in Albany, Kentucky, to acquire an oil, gas and mineral lease known as the Overstreet Lease encompassing approximately 597 acres located in Monroe County, Kentucky and Clay County Tennessee.  Under the terms of the Agreement, the Company will acquire a 100% Working Interest, equal to an 80% Net Revenue Interest for the purchase price of $25,000 to be paid within 90 days of the date of the Agreement. At July 20, 2015 the Company has not remitted the required $25,000 and the Company and OMR drilling are presently negotiating an extension to the payment date.

ITEM 6.                EXHIBITS

Exhibits:

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Certificate of Change	Filed with the SEC on November 7, 2012 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.01	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated November 4, 2012	Filed with the SEC on November 15, 2012 as part of our Current Report on Form 8-K.
10.02	Option Agreement by and between Solo International, Inc. and 9228-6202 Quebec Inc., dated November 15, 2012	Filed with the SEC on November 23, 2012 as part of our Current Report on Form 8-K
10.03	Amended Option Agreement by and between 9252-4768 Quebec Inc. and 9228-6202 Quebec Inc. dated December 20, 2012	Filed with the SEC on January 3, 2013 as part of our Amended Current Report on Form 8-K/A.
10.04	Securities Purchase Agreement between Solo International, Inc. and Craigstone Ltd., dated January 10, 2013	Filed with the SEC on January 12, 2013 as part of our Current Report on Form 8-K.
10.05	Employment agreement between the Company and Michael Jacob Cooper Smith dated September 30, 2013	Filed with the SEC on December 30, 2013 as part of our annual report on Form 10-K
10.06	Securities Purchase Agreement with Asher Enterprises Inc. dated September 18, 2013	Filed with the SEC on December 30, 2013 as part of our annual report on Form 10-K
10.07	Securities Purchase Agreement with Asher Enterprises Inc. dated December 18, 2013	Filed with the SEC on December 30, 2013 as part of our annual report on Form 10-K
10.08	October 14, 2014 Convertible Promissory Note between the Company and Investor Growth LLC	Filed with the SEC on February 23, 2015 as part of our quarterly report on Form 10-Q
10.09	December 15, 2014 Convertible Promissory Note between the Company and Level Up Investments LLC	Filed with the SEC on February 23, 2015 as part of our quarterly report on Form 10-Q
10.10	December 29, 2014 Convertible Promissory Note between the Company and Level Up Investments LLC	Filed with the SEC on February 23, 2015 as part of our quarterly report on Form 10-Q
10.11	Employment agreement between the Company and Michael Jacob Cooper Smith dated January 1, 2015	Filed with the SEC on May 15, 2015 as part of our quarterly report on Form 10-Q
10.12	February 24, 2015 Convertible Promissory Note between the Company and Level Up Investments LLC	Filed with the SEC on May 15, 2015 as part of our quarterly report on Form 10-Q
10.13	May 14, 2015 Convertible Promissory Note between the Company and Millenial Investments LLC	Filed with the SEC on May 15, 2015 as part of our quarterly report on Form 10-Q
10.14	April 20, 2015 Purchase Agreement with OMR Drilling and Acquisition LLC	Filed with the SEC on May 5, 2015 as part of our Current Report on Form 8-K.
10.15	April 9, 2015 Convertible Promissory Note between the Company and Level Up Investments LLC	Filed herewith
10.16	June 9, 2015 Convertible Promissory Note between the Company and Millenial Investments LLC	Filed herewith
10.17	June 30, 2015 Convertible Promissory Note between the Company and Millenial Investments LLC	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	To be filed by amendment
101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by amendment
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by amendment
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	To be filed by amendment
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by amendment
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLO INTERNATIONAL, INC.

Date: August 14, 2015	By:	/s/Michael Cooper Smith
	Name:	Michael Cooper Smith
	Title:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)